Form 10-Q
period 1994-06-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 3
filed 1994-08-12
CIK 757528

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                       June 30, 1994
                            ----------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  ___________________ to ____________________

     Commission File Number:                      0-14122
                              --------------------------------------------------

               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 3
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Florida                                               36-3330657
- - -------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

Two North Riverside Plaza, Suite 950, Chicago, Illinois          60606-2607
- - -------------------------------------------------------      -------------------
(Address of principal executive offices)                         (Zip Code)

                                (312) 207-0020
- - --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

- - --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X      No
                                         -----   -----

DOCUMENTS INCORPORATED BY REFERENCE:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the definitive Prospectus dated January 17, 1985, included in the Registrant's Registration Statement on Form S-11 (Registration No. 2-79092), is incorporated herein by reference in Part I of this report.

                         PART I. FINANCIAL INFORMATION
BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                    June 30,
                                                      1994      December 31,
                                                   (Unaudited)      1993
- - ----------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                              $ 1,908,600  $ 2,538,600
 Buildings and improvements                         19,830,000   21,487,500
- - ----------------------------------------------------------------------------
                                                    21,738,600   24,026,100
Accumulated depreciation and amortization           (4,582,800)  (4,448,800)
- - ----------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                     17,155,800   19,577,300
Cash and cash equivalents                            8,298,800    5,831,100
Restricted certificates of deposit                      62,500       62,500
Investment in joint venture                          5,923,200    6,022,300
Rents receivable                                        42,300       52,700
Other assets (including amounts due from joint
 venture of $742,700 and $790,300, respectively)       771,800      863,700
- - ----------------------------------------------------------------------------
                                                   $32,254,400  $32,409,600
- - ----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses             $   278,000  $   473,000
 Due to Affiliates                                      93,300       66,300
 Security deposits                                      46,000       67,300
 Distributions payable                                 304,900      134,700
 Other liabilities                                      10,100       51,800
- - ----------------------------------------------------------------------------
                                                       732,300      793,100
- - ----------------------------------------------------------------------------
Partners' (deficit) capital:
 General Partner                                      (148,300)    (147,800)
 Limited Partners (45,737 Units authorized, issued
  and outstanding)                                  31,670,400   31,764,300
- - ----------------------------------------------------------------------------
                                                    31,522,100   31,616,500
- - ----------------------------------------------------------------------------
                                                   $32,254,400  $32,409,600
- - ----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 1994
and the year ended December 31, 1993
(Unaudited)
(All dollars rounded to nearest 00s)

                                           General     Limited
                                           Partner    Partners       Total
- - ------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1993                          $(148,100) $32,115,100  $31,967,000
Net income for the year ended
 December 31, 1993                           54,100      977,900    1,032,000
Distributions for the year ended
 December 31, 1993                          (53,800)  (1,328,700)  (1,382,500)
- - ------------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1993                         (147,800)  31,764,300   31,616,500
Net income for the six months ended June
 30, 1994                                    55,000      405,500      460,500
Distributions for the six months ended
 June 30, 1994                              (55,500)    (499,400)    (554,900)
- - ------------------------------------------------------------------------------
Partners' (deficit) capital,
 June 30, 1994                            $(148,300) $31,670,400  $31,522,100
- - ------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 1994 and 1993
(Unaudited)
(All dollars rounded to nearest 00s except per Unit amounts)

                                                             1994      1993
- - -----------------------------------------------------------------------------
Income:
 Rental                                                    $861,900  $933,500
 Interest                                                    71,400    57,900
- - -----------------------------------------------------------------------------
                                                            933,300   991,400
- - -----------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                              244,000   195,600
 Property operating                                         207,100   266,200
 Real estate taxes and insurance                            103,400    71,000
 Repairs and maintenance                                    132,500   142,300
 General and administrative                                  62,900    56,600
- - -----------------------------------------------------------------------------
                                                            749,900   731,700
- - -----------------------------------------------------------------------------
Income before income from participation in joint venture    183,400   259,700
Income from participation in joint venture                   63,900    33,900
- - -----------------------------------------------------------------------------
Income before (loss) on sale of property                    247,300   293,600
(Loss) on sale of property                                  (48,700)
- - -----------------------------------------------------------------------------
Net income                                                 $198,600  $293,600
- - -----------------------------------------------------------------------------
Net income allocated to General Partner                    $ 30,000  $ 13,500
- - -----------------------------------------------------------------------------
Net income allocated to Limited Partners                   $168,600  $280,100
- - -----------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (45,737
 Units authorized, issued and outstanding)                 $   3.69  $   6.12
- - -----------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 1994 and 1993
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                          1994        1993
- - ------------------------------------------------------------------------------
Income:
 Rental                                                $1,761,000  $1,881,200
 Interest                                                 135,700     110,700
- - ------------------------------------------------------------------------------
                                                        1,896,700   1,991,900
Expenses:
 Depreciation and amortization                            491,600     385,600
 Property operating                                       444,900     528,500
 Real estate taxes and insurance                          202,800     187,500
 Repairs and maintenance                                  250,700     300,000
 General and administrative                               111,000     102,600
- - ------------------------------------------------------------------------------
                                                        1,501,000   1,504,200
- - ------------------------------------------------------------------------------
Income before income from participation in joint
 venture                                                  395,700     487,700
Income from participation in joint venture                113,500      25,900
- - ------------------------------------------------------------------------------
Income before (loss) on disposition of property,
 (loss) on sale of property and extraordinary gain on
 extinguishment of debt                                   509,200     513,600
(Loss) on disposition of property                                  (1,256,800)
(Loss) on sale of property                                (48,700)   (152,300)
- - ------------------------------------------------------------------------------
Net income (loss) before extraordinary gain on
 extinguishment of debt                                   460,500    (895,500)
Extraordinary gain on extinguishment of debt                        1,464,000
- - ------------------------------------------------------------------------------
Net income                                             $  460,500  $  568,500
- - ------------------------------------------------------------------------------
Net income allocated to General Partner                $   55,000  $   27,400
- - ------------------------------------------------------------------------------
Net income allocated to Limited Partners               $  405,500  $  541,100
- - ------------------------------------------------------------------------------
Net income (loss) before extraordinary gain on
 extinguishment of debt allocated to Limited Partners
 per Unit (45,737 Units authorized, issued and
 outstanding)                                          $     8.87  $   (19.86)
- - ------------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (45,737 Units authorized, issued and outstanding)     $     8.87  $    11.83
- - ------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1994 and 1993
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          1994        1993
- - ------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $  460,500  $  568,500
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Depreciation and amortization                            491,600     385,600
 Loss on disposition of property                                    1,256,800
 Loss on sale of property                                  48,700     152,300
 Extraordinary gain on extinguishment of debt                      (1,464,000)
 Changes in assets and liabilities:
  Decrease in rents receivable                             10,400      89,400
  Decrease in other assets                                 44,300      45,900
  (Decrease) in accounts payable and accrued expenses    (195,000)    (55,900)
  Increase (decrease) in due to Affiliates                 25,200      (1,300)
  (Decrease) increase in other liabilities                (41,700)     43,500
- - ------------------------------------------------------------------------------
   Net cash provided by operating activities              844,000   1,020,800
- - ------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from the sale or disposition of property      2,170,300     844,400
 Payments for capital and tenant improvements            (287,300)   (304,700)
 Distributions received from joint venture in excess
  of income allocated                                      99,100     174,000
 Collection of (funding of) loans to joint venture         47,600     (57,400)
- - ------------------------------------------------------------------------------
   Net cash provided by investing activities            2,029,700     656,300
- - ------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                          (384,700)   (978,500)
 (Decrease) increase in security deposits                 (21,300)      4,800
- - ------------------------------------------------------------------------------
   Net cash (used for) financing activities              (406,000)   (973,700)
- - ------------------------------------------------------------------------------
Net increase in cash and cash equivalents               2,467,700     703,400
Cash and cash equivalents at the beginning of the
 period                                                 5,831,100   5,154,900
- - ------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $8,298,800  $5,858,300
- - ------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 1994
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DEFINITION OF SPECIAL TERMS:
Capitalized terms used in this report have the same meaning as those terms have in the Partnership's Registration Statement on Form S-11, filed with the Securities and Exchange Commission. Definitions of these terms are contained in
Article III of the First Amended and Restated Certificate and Agreement of Limited Partnership, which is incorporated herein by reference.

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with generally accepted accounting principles. Under this method of accounting, revenues are recorded when earned and expenses are recorded when incurred.

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 1994 are not necessarily indicative of the operating results for the year ending December 31, 1994.

The financial statements include the Partnership's interest in four joint ventures. The joint ventures were formed for the purpose of acquiring a 100% interest in certain real properties. These joint ventures are operated under the control of the General Partner. Accordingly, the Partnership's pro rata share of such ventures' revenues, expenses, assets and liabilities is included in the financial statements.

Investment in joint venture represents the recording of the Partnership's interest, under the equity method of accounting, in a joint venture with an Affiliated partnership. The joint venture acquired a majority preferred interest in a joint venture with the seller of the Lansing, Michigan property. Under the equity method of accounting, the Partnership records its initial interest at cost and adjusts its investment account for its share of joint venture income or loss and its distribution of cash flow.

Property sales are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation are removed from the respective accounts. Any gain or loss on sale is recognized in accordance with generally accepted accounting principles.

Cash equivalents are considered all highly liquid investments purchased with a maturity of three months or less.

Certain reclassifications have been made to the previously reported 1993 statements in order to provide comparability with the 1994 statements. These reclassifications have no effect on income or Partners' capital.

Reference is made to the Partnership's annual report for the year ended December 31, 1993, for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as disclosed herein.

2. RELATED PARTY TRANSACTIONS:
Subsequent to May 16, 1986, the Termination of the Offering, the General Partner is entitled to 10% of distributable Cash Flow as its Partnership Management Fee. For the quarter and six months ended June 30, 1994, the General Partner was allocated a Partnership Management Fee of approximately $30,500 and $55,500, respectively, in conjunction with the declaration of cash distributions to the Limited Partners.

In accordance with the Partnership Agreement, Net Profits are generally allocated first to the General Partner in an amount equal to the greater of the General Partner's Partnership Management Fee or 1% of Net Profits. The balance of Net Profits, if any, is allocated to the Limited Partners. Net Losses (exclusive of Net Losses from the sale or disposition of a Partnership property) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Losses from the sale or disposition of a Partnership property are allocated first, to the General Partner and Limited Partners pro rata, in proportion to the positive balance in their capital accounts until the positive balance is reduced to zero and second, the balance, if any, ninety-nine percent (99%) to the Limited Partners and one percent (1%) to the General Partner. Notwithstanding anything to the contrary, the General Partner shall be allocated not less than one percent (1%) of Net Losses from the sale or disposition of a Partnership property. For the quarter and six months ended June 30, 1994 the General Partner was allocated Net Profits of approximately $30,500 and $55,500, respectively. For the quarter and six months ended June 30, 1994, the Partnership was allocated Net Losses from the sale of a Partnership property of approximately $500.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 1994 are as follows:

                                                         Paid
                                                  Quarter Six Months Payable
- - ----------------------------------------------------------------------------
Property management and leasing fees              $32,800  $ 63,500  $46,500
Reimbursement of property insurance premiums, at
 cost                                               7,700    15,400     None
Real estate commission (a)                           None      None   40,200
Reimbursement of expenses, at cost:
 (1) Accounting                                     8,700    12,000    3,100
 (2) Investor communication                         4,800     7,900    1,700
 (3) Legal                                          4,400     7,100    1,800
- - ----------------------------------------------------------------------------
                                                  $58,400  $105,900  $93,300
- - ----------------------------------------------------------------------------

(a) As of June 30, 1994, $40,200 was due to the General Partner for real estate commissions earned in connection with the sale and disposition of Partnership properties. These commissions have been accrued but not paid. Under the terms of the Partnership Agreement, these commissions will not be paid until such time as the Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution plus a cumulative return (including all Cash Flow which has been distributed to the Limited Partners) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

3. RESTRICTED CERTIFICATES OF DEPOSIT:
Restricted certificates of deposit include negotiable certificates of deposit in the amounts of $25,000 and $12,500 which have been pledged as collateral for security deposits to the Houston Lighting & Power Company and $25,000 which has been pledged as collateral for security deposits to the Florida Lighting & Power Company.

4. PROPERTY SALE:
On June 8, 1994, Farmington Hills Associates, a joint venture in which the Partnership and an Affiliated partnership each have a 50% interest, sold Wellington C in the Wellington North Office Complex for a total sale price of approximately $4,500,000. The Partnership's share of selling expenses were approximately $81,500, including $1,800 of accrued legal expenses. The Partnership's share of the net proceeds from this sale approximated $2,170,300. The Partnership recorded a loss on the sale of this property of approximately $2,048,700 for financial statement purposes of which $2,000,000 was recorded as of December 31, 1992 as a provision for value impairment. For tax purposes, the Partnership will record a total loss in 1994 of approximately $1,980,000 on this sale.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reference is made to the Partnership's annual report for the year ended December 31, 1993, for a discussion of the Partnership's business.

OPERATIONS
One of the primary objectives of the Partnership is to provide cash distributions to Limited Partners from Cash Flow generated by Partnership operations. To the extent cash distributions exceed net income, such excess distributions will be treated as a return of capital. The statements of cash flows presented in the financial statements represent a reconciliation of the changes in cash balances. Cash Flow, as defined by the Partnership Agreement, is generally not equal to Partnership net income or cash flows as determined under generally accepted accounting principles, since certain items are treated differently under the Partnership Agreement than under generally accepted accounting principles. Management believes that in order to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined by the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows, as defined by generally accepted accounting principles. The amount of Cash Flow and the return on Capital Investment are not indicative of actual distributions and actual returns on Capital Investment.

                                       Comparative Cash Flow Results
                                                        For the Six Months
                              For the Quarters Ended           Ended
                                6/30/94     6/30/93     6/30/94     6/30/93
- - -----------------------------------------------------------------------------
Amount of Cash Flow (as
 defined in the Partnership
 Agreement)                   $   538,500 $   567,800 $ 1,132,000 $ 1,160,800
Average Capital Investment    $44,893,000 $45,455,700 $44,893,000 $45,596,300
Annualized return on average
 Capital Investment
 (Annualized Cash
 Flow/average Capital
 Investment)                        4.80%       5.00%       5.04%       5.09%
- - -----------------------------------------------------------------------------

As the Partnership enters the disposition phase of its life cycle, comparisons of Cash Flow results between periods are complicated. Partnership Cash Flow is generally expected to change as real property interests are sold since the Partnership no longer receives Cash Flow generated from such real property interests. Accordingly, rental income, property operating expenses, repairs and maintenance and real estate taxes are expected to decline, but will continue to comprise the significant components of Cash Flow and operating results until the final property sale. Sale Proceeds are excluded from the determination of Cash Flow. The dispositions of the three remaining buildings at the Wellington North Office Complex ("Wellington") caused Cash Flow results at Wellington to decrease during the quarter and six months ended June 30, 1994 when compared to the quarter and six months ended June 30, 1993 by approximately $87,100 and $70,300, respectively.

Aside from the disposition and sales at Wellington, Cash Flow results for the quarter and six months ended June 30, 1994 increased when compared to the quarter and six months ended June 30, 1993 by approximately $71,300 and $41,500, respectively. Factors which contributed to the increase in Cash Flow results were: 1) increased rental revenues at the Ellis Building ("Ellis") and 3120 Southwest Freeway; 2) decreased property operating expenses at Ellis of approximately $18,800 and $32,600 for the quarter and six months ended June 30, 1994, respectively, and 3) increased interest income earned on short-term investments due to an increase in funds available for such investments. Partially offsetting the increases in Cash Flow results were: 1) decreased rental revenues at Park Plaza Professional Building ("Park Plaza") and 2) a lower return from the Partnership's investment in the joint venture which owns Holiday Office Park North and South ("Holiday") due to a decrease in rental income and increases in repairs and maintenance.

Rental revenues at Park Plaza for the six months ended June 30, 1994 and 1993 were approximately $894,700 and $917,700, respectively, and for the quarters ended June 30, 1994 and 1993 were $448,600 and $460,900, respectively. The decrease in 1994 rental revenues was due to decreased tenant expense reimbursements and lower quarterly and six-month average occupancy rates of 87% and 88%, respectively, in 1994 from 94% and 93%, respectively, in 1993.

Rental revenues at 3120 Southwest Freeway for the six months ended June 30, 1994 and 1993 were approximately $114,500 and $98,000, respectively, and for the quarters ended June 30, 1994 and 1993 were approximately $57,300 and $46,700, respectively. The increase in rental revenues was due to an increase in the quarterly and six-month average occupancy rates from 84% and 81%, respectively, in 1993 to 89% and 90%, respectively, in 1994 as well as an increase in the real estate tax reimbursements billed to tenants in 1994 for 1993 real estate taxes.

Rental revenues at Ellis for the six months ended June 30, 1994 and 1993 were approximately $535,200 and $525,100, respectively, and for the quarters ended June 30, 1994 and 1993 were approximately $257,800 and $234,700, respectively. The increase in rental revenues was primarily due to increased tenant expense reimbursements in 1994. The quarterly and six-month average occupancy rates were 94% and 91%, respectively, in 1994 and 90% and 92%, respectively, in 1993.

Rental revenues at Wellington for the six months ended June 30, 1994 and 1993 were approximately $216,600 and $340,400, respectively, and for the quarters ended June 30, 1994 and 1993 were approximately $98,200 and $191,200, respectively. The decrease in 1994 rental revenues was due to the disposition and sale of two of the three buildings at the office complex (Wellington A and Wellington B) on March 17 and March 23, 1993, respectively, and the sale of Wellington C on June 8, 1994.

To further increase occupancy levels at the Partnership's properties, the General Partner, through its Affiliated asset and property management groups, continues to take the necessary actions deemed appropriate for the properties discussed above. Some of these actions include: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenants and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) cold-calling other businesses and tenants in the market area; and 5) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
The increase in the Partnership's cash position as of June 30, 1994 when compared to December 31, 1993 was the result of the receipt of net Sale Proceeds on the sale of Wellington C and net cash provided by operating activities exceeding expenditures for capital and tenant improvements and net distributions paid to Partners. Liquid assets of the Partnership as of June 30, 1994 were comprised of amounts held for working capital purposes and undistributed Sale Proceeds.

Net cash provided by operating activities decreased from $1,020,800 for the six months ended June 30, 1993 to $844,000 for the six months ended June 30, 1994. This decrease was primarily due to the disposition and sale in 1993 of Wellington A and B, respectively, and the timing and payment of certain Partnership expenses and the collection of rental revenues.

Net cash provided by investing activities increased from approximately $656,300 for the six months ended June 30, 1993 to $2,029,700 for the six months ended June 30, 1994. This increase was primarily the result of proceeds received from the sale of Wellington C in 1994 being greater than the proceeds received on the disposition of Wellington A and the sale of Wellington B in 1993 as well as the decrease in payments made in 1994 for capital and tenant improvements.

On June 8, 1994, Farmington Hills Associates, a joint venture in which the Partnership and an Affiliated partnership each have a 50% interest, sold Wellington C in the Wellington North Office Complex for the sale price of $4,500,000. The Partnership's share of the net proceeds from this sale approximated $2,170,300. The proceeds from this sale were added to the Partnership's working capital.

During the six months ended June 30, 1994, the Partnership spent approximately $287,300 for capital and tenant improvements and has budgeted to spend approximately $940,000 during the remainder of 1994. Of the remaining budgeted amount, approximately $370,000 and $400,000 relates to anticipated capital and tenant improvements and leasing costs expected to be incurred at Park Plaza and Holiday, respectively. The General Partner believes these improvements are necessary in order to maintain occupancy levels in very competitive markets, as well as to maximize rental rates charged to new and renewing tenants.

Net cash used for financing activities decreased from $973,700 for the six months ended June 30, 1993 to $406,000 for the six months ended June 30, 1994, primarily due to a decrease in the payment of cash distributions to Limited Partners from $978,500 in 1993 to $384,700 in 1994.

The General Partner continues to take a conservative approach to projections of future rental income and to maintain higher levels of cash reserves for the Partnership. The higher levels of cash reserves are needed due to the anticipated capital and tenant improvements necessary to be made to the Partnership's properties during the next several years. As a result of this, the Partnership continues to reserve amounts from Cash Flow to supplement working capital reserves. For the quarter and six months ended June 30, 1994, Cash Flow retained to supplement working capital reserves approximated $233,600 and $577,100, respectively.

Distributions to Limited Partners for the quarter ended June 30, 1994 were made at an annualized rate of 2.45% on total Capital Investment. Cash distributions are made 60 days after the quarter-end. The amount of future distributions to the Limited Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the amount of Cash Flow retained for future cash requirements. Therefore, there can be no assurance of the availability or the amount of future Cash Flow for distribution to Partners.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:
- - -------  ---------------------------------

      (a) Exhibits: None

      (b) Reports on Form 8-K:

          There were no reports filed on Form 8-K during the quarter ended June 30, 1994.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 3

                              BY: FIRST CAPITAL FINANCIAL CORPORATION
                                  GENERAL PARTNER


Date:  August 12, 1994        By: /s/      DOUGLAS CROCKER II
       ---------------            -------------------------------------
                                           DOUGLAS CROCKER II
                                  President and Chief Executive Officer


Date:  August 12, 1994        By: /s/      MICHAEL J. MCHUGH
       ---------------            -------------------------------------
                                           MICHAEL J. MCHUGH
                                      Senior Vice President and
                                       Chief Financial Officer