Form 10-Q
period 1994-09-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 3
filed 1994-11-14
CIK 757528

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549-1004


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   For the period ended                    September 30, 1994
                         ---------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   For the transition period from ____________________ to ___________________

   Commission File Number:                     0-14122
                         ----------------------------------------------------

               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 3
- - --------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Florida                                            36-3330657
- - -------------------------------                          --------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

Two North Riverside Plaza, Suite 950, Chicago, Illinois        60606-2607
- - ------------------------------------------------------- ---------------------
(Address of principal executive offices)                       (Zip Code)

                                (312) 207-0020
- - -----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

- - -----------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)


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

DOCUMENTS INCORPORATED BY REFERENCE:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the definitive Prospectus dated October 25, 1982, included in the Registrant's Registration Statement on Form S-11 (Registration No. 2-79092), is incorporated herein by reference in Part I of this report.

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                   September 30,
                                                       1994      December 31,
                                                    (Unaudited)      1993
- - -----------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                               $ 1,908,600  $ 2,538,600
 Buildings and improvements                          20,136,300   21,487,500
- - -----------------------------------------------------------------------------
                                                     22,044,900   24,026,100
Accumulated depreciation and amortization            (4,801,800)  (4,448,800)
- - -----------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                      17,243,100   19,577,300
Cash and cash equivalents                             8,382,900    5,831,100
Restricted certificates of deposit                       62,500       62,500
Investment in joint venture                           5,997,700    6,022,300
Rents receivable                                         16,700       52,700
Other assets (including amounts due from joint
 venture of $730,700 and $790,300, respectively)        758,100      863,700
- - -----------------------------------------------------------------------------
                                                    $32,461,000  $32,409,600
- - -----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses              $   365,900  $   473,000
 Due to Affiliates                                       88,100       66,300
 Security deposits                                       49,900       67,300
 Distributions payable                                  444,700      134,700
 Other liabilities                                        8,600       51,800
- - -----------------------------------------------------------------------------
                                                        957,200      793,100
- - -----------------------------------------------------------------------------
Partners' (deficit) capital:
 General Partner                                       (148,300)    (147,800)
 Limited Partners (45,737 Units authorized, issued
  and outstanding)                                   31,652,100   31,764,300
- - -----------------------------------------------------------------------------
                                                     31,503,800   31,616,500
- - -----------------------------------------------------------------------------
                                                    $32,461,000  $32,409,600
- - -----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 1994
and the year ended December 31, 1993
(Unaudited)
(All dollars rounded to nearest 00s)

                                            General     Limited
                                            Partner    Partners       Total
- - -------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1993                                      $(148,100) $32,115,100  $31,967,000
Net income for the year ended
 December 31, 1993                            54,100      977,900    1,032,000
Distributions for the year ended
 December 31, 1993                           (53,800)  (1,328,700)  (1,382,500)
- - -------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1993                                       (147,800)  31,764,300   31,616,500
Net income for the nine months ended
 September 30, 1994                           99,500      787,500      887,000
Distributions for the nine months ended
 September 30, 1994                         (100,000)    (899,700)    (999,700)
- - -------------------------------------------------------------------------------
Partners' (deficit) capital, September
 30, 1994                                  $(148,300) $31,652,100  $31,503,800
- - -------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 1994 and 1993
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                             1994     1993
- - -----------------------------------------------------------------------------
Income:
 Rental                                                    $805,200 $916,100
 Interest                                                    99,700   50,100
- - -----------------------------------------------------------------------------
                                                            904,900  966,200
- - -----------------------------------------------------------------------------
 Expenses:
 Depreciation and amortization                              219,000  210,000
 Property operating                                         192,500  257,900
 Real estate taxes and insurance                             79,000  104,900
 Repairs and maintenance                                     96,900  137,000
 General and administrative                                  50,400   57,800
- - -----------------------------------------------------------------------------
                                                            637,800  767,600
- - -----------------------------------------------------------------------------
Income before income from participation in joint venture
 and (loss) on sale of property                             267,100  198,600
Income from participation in joint venture                  159,400   57,000
- - -----------------------------------------------------------------------------
Income before (loss) on sale of property                    426,500  255,600
(Loss) on sale of property                                           (19,300)
- - -----------------------------------------------------------------------------
Net income                                                 $426,500 $236,300
- - -----------------------------------------------------------------------------
Net income allocated to General Partner                    $ 44,500 $ 13,300
- - -----------------------------------------------------------------------------
Net income allocated to Limited Partners                   $382,000 $223,000
- - -----------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (45,737
 Units authorized, issued and outstanding)                 $   8.35 $   4.88
- - -----------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 1994 and 1993
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                          1994        1993
- - ------------------------------------------------------------------------------
Income:
 Rental                                                $2,566,200  $2,797,300
 Interest                                                 235,400     160,800
- - ------------------------------------------------------------------------------
                                                        2,801,600   2,958,100
- - ------------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                            710,600     595,600
 Property operating                                       637,400     786,400
 Real estate taxes and insurance                          281,800     292,400
 Repairs and maintenance                                  347,600     437,000
 General and administrative                               161,400     160,400
- - ------------------------------------------------------------------------------
                                                        2,138,800   2,271,800
- - ------------------------------------------------------------------------------
Income before income from participation in joint
 venture, (loss) on sale or disposition of properties
 and extraordinary gain on extinguishment of debt         662,800     686,300
Income from participation in joint venture                272,900      82,900
- - ------------------------------------------------------------------------------
Income before (loss) on sale or disposition of
 properties and extraordinary gain on extinguishment
 of debt                                                  935,700     769,200
(Loss) on sale or disposition of properties               (48,700) (1,428,400)
- - ------------------------------------------------------------------------------
Net income (loss) before extraordinary gain on
 extinguishment of debt                                   887,000    (659,200)
Extraordinary gain on extinguishment of debt                        1,464,000
- - ------------------------------------------------------------------------------
Net income                                             $  887,000  $  804,800
- - ------------------------------------------------------------------------------
Net income allocated to General Partner                $   99,500  $   40,700
- - ------------------------------------------------------------------------------
Net income allocated to Limited Partners               $  787,500  $  764,100
- - ------------------------------------------------------------------------------
Net income (loss) before extraordinary gain on
 extinguishment of debt allocated to Limited Partners
 per Unit (45,737 Units authorized, issued and
 outstanding)                                          $    17.22  $   (14.98)
- - ------------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (45,737 Units authorized, issued and outstanding)     $    17.22  $    16.71
- - ------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1994 and 1993
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                          1994        1993
- - ------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $  887,000  $  804,800
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization                            710,600     595,600
 Loss on sale or disposition of properties                 48,700   1,428,400
 Extraordinary gain on extinguishment of debt                      (1,464,000)
 Changes in assets and liabilities:
  Decrease in rents receivable                             36,000      87,000
  Decrease in other assets                                 46,000      18,000
  (Decrease) increase in accounts payable and accrued
   expenses                                              (107,100)     38,300
  Increase (decrease) in due to Affiliates                 21,800     (28,400)
  (Decrease) increase in other liabilities                (43,200)     55,200
- - ------------------------------------------------------------------------------
   Net cash provided by operating activities            1,599,800   1,534,900
- - ------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from the sale or disposition of property      2,168,500     844,400
 Payments for capital and tenant improvements            (593,600)   (736,100)
 Distributions received from joint venture in excess
  of income allocated                                      24,600     136,300
 Collection of (funding of) loans to joint venture         59,600     (76,700)
- - ------------------------------------------------------------------------------
   Net cash provided by investing activities            1,659,100     167,900
- - ------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                          (689,700) (1,113,100)
 (Decrease) increase in security deposits                 (17,400)      3,500
- - ------------------------------------------------------------------------------
   Net cash (used for) financing activities              (707,100) (1,109,600)
- - ------------------------------------------------------------------------------
Net increase in cash and cash equivalents               2,551,800     593,200
Cash and cash equivalents at the beginning of the
 period                                                 5,831,100   5,154,900
- - ------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $8,382,900  $5,748,100
- - ------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 1994
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 1994 are not necessarily indicative of the operating results for the year ending
December 31, 1994.

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

Certain reclassifications have been made to the previously reported 1993 financial statements in order to provide comparability with the 1994 financial statements. These reclassifications have no effect on income or Partners' capital.

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

2. RELATED PARTY TRANSACTIONS:

Subsequent to May 16, 1986, the Termination of the Offering, the General Partner is entitled to 10% of distributable Cash Flow as its Partnership Management Fee. For the quarter and nine months ended September 30, 1994, the General Partner was allocated a Partnership Management Fee of approximately $44,500 and $100,000, respectively, in conjunction with the declaration of cash distributions to the Limited Partners.

In accordance with the Partnership Agreement, Net Profits are generally allocated first to the General Partner in an amount equal to the greater of the General Partner's Partnership Management Fee or 1% of Net Profits. The balance of Net Profits, if any, is allocated to the Limited Partners. Net Losses (exclusive of Net Losses from the sale or disposition of a Partnership property) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Losses from the sale or disposition of a Partnership property are allocated first, to the General Partner and Limited Partners pro rata, in proportion to the positive balance in their capital accounts until the positive balance is reduced to zero and second, the balance, if any, ninety-nine percent (99%) to the Limited Partners and one percent (1%) to the General Partner. Notwithstanding anything to the contrary, the General Partner shall be allocated not less than one percent (1%) of Net Losses from the sale or disposition of a Partnership property. For the quarter and nine months ended September 30, 1994 the General Partner was allocated Net Profits of approximately $44,500 and $100,000, respectively. For the nine months ended September 30, 1994, the General Partner was allocated Net Losses from the sale of a Partnership property of approximately $500.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 1994 were as follows:

                                                             Paid
                                                       ----------------
                                                                 Nine
                                                       Quarter  Months  Payable
- - -------------------------------------------------------------------------------
Property management and leasing fees                   $38,000 $101,500 $45,100
Reimbursement of property insurance premiums, at cost    6,100   21,500    None
Real estate commission (a)                                None     None  40,200
Reimbursement of expenses, at cost:
 (1) Accounting                                          4,900   16,900   1,400
 (2) Investor communication                              3,500   11,400   1,400
 (3) Legal                                               4,600   11,700    None
- - -------------------------------------------------------------------------------
                                                       $57,100 $163,000 $88,100
- - -------------------------------------------------------------------------------

(a) As of September 30, 1994, $40,200 was due to the General Partner for real estate commissions earned in connection with the sale and disposition of Partnership properties. These commissions have been accrued but not paid. Under the terms of the Partnership Agreement, these commissions will not be paid until such time as the Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution plus a cumulative return (including all Cash Flow which has been distributed to the Limited Partners) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

3. RESTRICTED CERTIFICATES OF DEPOSIT:

Restricted certificates of deposit include negotiable certificates of deposit in the amounts of $25,000 and $12,500 which have been pledged as collateral for security deposits to the Houston Lighting & Power Company and $25,000 which has been pledged as collateral for security deposits to the Florida Lighting & Power Company.

4. PROPERTY SALE:

On June 8, 1994, Farmington Hills Associates, a joint venture in which the Partnership and an Affiliated partnership each have a 50% interest, sold Wellington C in the Wellington North Office Complex for a total sale price of approximately $4,500,000. The Partnership's share of selling expenses were approximately $81,500. The Partnership's share of the net proceeds from this sale approximated $2,168,500. The Partnership recorded a loss on the sale of this property of approximately $2,048,700 for financial statement purposes of which $2,000,000 was recorded as of December 31, 1992 as a provision for value impairment. For tax purposes, the Partnership will record a total loss in 1994 of approximately $1,980,000 on this sale.

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

                                       Comparative Cash Flow Results
                                                        For the Nine Months
                              For the Quarters Ended           Ended
                                9/30/94     9/30/93     9/30/94     9/30/93
- - -----------------------------------------------------------------------------
Amount of Cash Flow (as
 defined in the Partnership
 Agreement)                   $   681,500 $   565,100 $ 1,813,500 $ 1,725,900
Average Capital Investment    $44,893,000 $44,893,000 $44,893,000 $45,361,900
Annualized return on average
 Capital Investment
 (Annualized Cash Flow/
 average Capital Investment)        6.07%       5.04%       5.39%       5.07%
- - -----------------------------------------------------------------------------

As the Partnership enters the disposition phase of its life cycle, comparisons of Cash Flow results between the periods are complicated. Partnership Cash Flow is generally expected to change as real property interests are sold since the Partnership no longer receives Cash Flow generated from such real property interests. Accordingly, rental income, property operating expenses, repairs and maintenance and real estate taxes are expected to decline, but will continue to comprise the significant components of Cash Flow and operating results until the final property sale. Sale proceeds are excluded from the determination of Cash Flow. The disposition of Wellington A in March 1993 and sales of Wellington B in March 1993 and Wellington C in June 1994 at the Wellington North Office Complex ("Wellington") caused Cash Flow results at Wellington to decrease during the quarter and nine months ended September 30, 1994 when compared to the quarter and nine months ended September 30, 1993 by approximately $13,300 and $83,600, respectively.

Excluding the effect of the disposition and sales at Wellington, Cash Flow results for the quarter and nine months ended September 30, 1994 increased when compared to the quarter and nine months ended September 30, 1993 by approximately $129,700 and $171,200, respectively. Factors which contributed to the increase in Cash Flow results were: 1) decreased property operating expenses at the Ellis Building ("Ellis") of approximately $15,800 and $48,400 and the Park Plaza Professional Building ("Park Plaza") of approximately $11,600 and $20,800, respectively; 2) increased interest income earned on short-term investments of approximately $49,600 and $74,600, respectively, due to an increase in funds available for such investments and 3) decreased repairs and maintenance at Ellis of approximately $10,400 for the nine months ended September 30, 1994. Partially offsetting the increases in Cash Flow results were: 1) decreased rental revenues at Park Plaza, partially offset by an increase in rental revenues at Ellis and 3120 Southwest Freeway.

Rental revenues at Park Plaza for the nine months ended September 30, 1994 and 1993 were approximately $1,346,300 and $1,404,600, respectively, and for the quarters ended September 30, 1994 and 1993 were $451,600 and $486,900, respectively. The decrease in 1994 rental revenues was due to decreased tenant expense reimbursements and lower quarterly and nine-month average occupancy rates from 92% and 93%, respectively, in 1993 to 88% for the comparable periods in 1994.

Rental revenues at 3120 Southwest Freeway for the nine months ended September 30, 1994 and 1993 were approximately $177,500 and $149,500, respectively, and for the quarters ended September 30, 1994 and 1993 were approximately $62,900 and $51,500, respectively. The increase in the 1994 nine-month rental revenues was due to: 1) the recovery of certain tenant receivables which were previously deemed uncollectible; 2) an increase in the real estate tax reimbursements billed to tenants in 1994 for 1993 real estate taxes; 3) an increase in the average occupancy rate from 85% in 1993 to 88% in 1994 and 4) an increase in the average effective base rental rate. Although the average quarterly occupancy rate decreased from 91% in 1993 to 85% in 1994, quarterly rental revenues increased in 1994 due to the recovery of certain tenant receivables previously written off and an increase in the average effective base rental rate.

Rental revenues at Ellis for the nine months ended September 30, 1994 and 1993 were approximately $827,000 and $802,700, respectively, and for the quarters ended September 30, 1994 and 1993 were approximately $291,800 and $277,500, respectively. The increase in rental revenues was primarily due to an increase in occupancy during the quarter and nine months ended September 30, 1994. The quarterly and nine-month average occupancy rates were 98% and 93%, respectively, in 1994 and 89% and 91%, respectively, in 1993.

Rental revenues at Wellington for the nine months ended September 30, 1994 and 1993 were approximately $215,400 and $440,500, respectively. The decrease in 1994 rental revenues was due to the disposition and sale of two of the three buildings at the office complex (Wellington A and Wellington B) on March 17 and March 23, 1993, respectively, and the sale of Wellington C on June 8, 1994.

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

LIQUIDITY AND CAPITAL RESOURCES
The increase in the Partnership's cash position of approximately $2,551,800 as of September 30, 1994 when compared to December 31, 1993 was the result of the receipt of Net Sale Proceeds on the sale of Wellington C and net cash provided by operating activities exceeding expenditures for capital and tenant improvements and distributions paid to Partners. Liquid assets of the Partnership as of September 30, 1994 were comprised of amounts held for working capital purposes and undistributed Sale Proceeds.

Net cash provided by operating activities increased from $1,534,900 for the nine months ended September 30, 1993 to $1,599,800 for the nine months ended September 30, 1994. This increase was primarily due to the increases in Cash Flow as discussed above, partially offset by the effects of the disposition and sale of Wellington A and B, respectively in 1993, as well as the sale of Wellington C in June 1994.

Net cash provided by investing activities increased from approximately $167,900 for the nine months ended September 30, 1993 to $1,659,100 for the nine months ended September 30, 1994. This increase was primarily the result of proceeds received from the sale of Wellington C in 1994 being greater than the proceeds received on the disposition of Wellington A and the sale of Wellington B in 1993 as well as the decrease in payments made in 1994 for capital and tenant improvements as compared to 1993.

On June 8, 1994, Farmington Hills Associates, a joint venture in which the Partnership and an Affiliated partnership each have a 50% interest, sold Wellington C in the Wellington North Office Complex for the sale price of $4,500,000. The Partnership's share of the net proceeds from this sale approximated $2,168,500. The proceeds from this sale were added to the Partnership's working capital.

During the nine months ended September 30, 1994, the Partnership spent approximately $593,600 for capital and tenant improvements and has budgeted to spend approximately $100,000 during the remainder of 1994. Of the remaining budgeted amount, approximately $70,000 relates to anticipated capital and tenant improvements and leasing costs expected to be incurred at Holiday Office Park North and South. The General Partner believes these improvements are necessary in order to maintain occupancy levels in a very competitive market, as well as to maximize rental rates charged to new and renewing tenants.

Net cash used for financing activities decreased from $1,109,600 for the nine months ended September 30, 1993 to $707,100 for the nine months ended September 30, 1994, primarily due to a decrease in the payment of cash distributions to Partners.

The General Partner continues to take a conservative approach to projections of future rental income and to maintain higher levels of cash reserves for the Partnership. The higher levels of cash reserves are needed due to the anticipated capital and tenant improvements necessary to be made to the Partnership's properties during the next several years. As a result of this, the Partnership continues to reserve amounts from Cash Flow to supplement working capital reserves. For the quarter and nine months ended September 30, 1994, Cash Flow retained to supplement working capital reserves approximated $236,700 and $813,800, respectively. The General Partner believes that the Partnership's current cash position along with any additional amounts retained from future Cash Flow will be sufficient to cover budgeted expenditures as well as any other requirements which may be reasonably foreseen.

Distributions to Limited Partners for the quarter ended September 30, 1994 were made at an annualized rate of 3.57% on total Capital Investment. Cash distributions are made 60 days after the quarter-end. The amount of future distributions to the Limited Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the amount of future Cash Flow retained for future cash requirements. Therefore, there can be no assurance of the availability or the amount of Cash Flow for distribution to Partners.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:
- - -------  ---------------------------------

      (a) Exhibits: None

      (b) Reports on Form 8-K:

          There were no reports filed on Form 8-K during the quarter ended September 30, 1994.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 3

                              BY: FIRST CAPITAL FINANCIAL CORPORATION
                                  GENERAL PARTNER


Date:  November 11, 1994      By: /s/     DOUGLAS CROCKER II
       -----------------          ---------------------------------------
                                          DOUGLAS CROCKER II
                                 President and Chief Executive Officer


Date:  November 11, 1994      By: /s/      NORMAN M. FIELD
       -----------------          ---------------------------------------
                                           NORMAN M. FIELD
                                  Vice President - Finance and Treasurer