Form 10-K
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 3
filed 1995-03-31
CIK 757528

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549-1004

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended               December 31, 1994
                                  ---------------------------------------------
                                      OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period                  to
                                  ----------------    ----------------

        Commission file number          0-14122
                                  -------------------

               First Capital Institutional Real Estate, Ltd. - 3
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Florida                                 36-3330657
---------------------------------    ------------------------------------------
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)

Two North Riverside Plaza, Suite 950, Chicago, Illinois      60606-2607
----------------------------------------------           -----------------------
   (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code         (312) 207-0020
                                                   -----------------------------
Securities registered pursuant to Section 12(b)                 NONE
of the Act:                                        -----------------------------

Securities registered pursuant to Section 12(g)      Limited Partnership Units
of the Act:                                        -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X   NO
                                        ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Document incorporated by reference:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the definitive Prospectus dated January 17, 1985 included in the Registrant's Registration Statement on Form S-11, is incorporated herein by reference in Part IV of this report.

Exhibit Index--Page A-1

                                    PART I

ITEM 1.  BUSINESS

The registrant, First Capital Institutional Real Estate, Ltd.-3 (the "Partnership"), is a limited partnership organized in 1984 under the Florida Uniform Limited Partnership Act. The Partnership sold $45,737,000 in Limited Partnership Units ("the Units") to the public from January, 1985 to May, 1986, pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission (Registration Statement No. 2-94419). Capitalized terms used in this report have the same meaning as those terms have in this Registration Statement.

The business of the Partnership is to invest primarily in existing, income-producing commercial real estate such as shopping centers and office buildings, and to a lesser extent, in other types of real estate.

From March, 1986 to March, 1989, the Partnership made three real property investments (including two 50% joint venture interests and one 25% joint venture interest) and one participating mortgage loan investment, which was recognized as of July 1, 1990 as being foreclosed in-substance and was recorded as two real property investments, (the North Valley Office Center Phase I ("North Valley") and the Wellington North Office Complex ("Wellington A, B and C")) in which the Partnership had a 50% joint venture interest. In addition, in January 1987 the Partnership, with an Affiliated partnership, formed a joint venture ("Joint Venture"), in which they are each 50% partners, for the purpose of entering into a limited partnership agreement with an unaffiliated third party to which the Joint Venture contributed 75% of the total purchase price of a property, Holiday Office Park North and South ("Holiday"), in order to obtain a preferred majority interest in the limited partnership. This Joint Venture is operated under the control of the General Partner. On November 5, 1992, North Valley was disposed of as a result of a conveyance of the title to the mortgage holder in lieu of foreclosure. On March 17, 1993, Wellington A was disposed of in conjunction with the mortgage holder, to a third party. On March 23, 1993 Wellington B was sold, and on June 8, 1994, Wellington C was sold.

Property management services for certain of the Partnership's real estate investments are provided by an Affiliate of the General Partner for fees calculated as a percentage of gross rents received from the properties.

The real estate business is highly competitive. The results of operations of the Partnership depend upon the availability of suitable tenants, real estate market conditions and general economic conditions which may impact the success of these tenants. Properties owned by the Partnership frequently compete for tenants with similar properties owned by others.

The Partnership employs directly or through joint ventures 17 people for on-site property maintenance and administration.

ITEM 2.  PROPERTIES (a) (b)
------   ----------

As of December 31, 1994, the Partnership owns through joint ventures, the following four real property interests, all of which are owned in fee simple:

                                                   Net           Number
                                                 Leasable          of
   Property Name               Location        Sq. Footage      Tenants (c)
----------------------     -----------------   ------------   -------------

Office Buildings:
-----------------

Ellis Building (d)         Sarasota, Florida      130,189          39 (2)

Holiday Office Park
  North and South (e)      Lansing, Michigan      398,228          70 (1)

Park Plaza Professional
  Building (d)             Houston, Texas         177,395          64 (1)

3120 Southwest
  Freeway (f)              Houston, Texas          89,346          37

Notes:

(a) For a discussion of significant operating results and major capital expenditures planned for the Partnership's properties refer to Item 7 on pages 11 through 15.

(b) For Federal income tax purposes, the Partnership depreciates the portion of the acquisition costs of its properties allocable to real property, and all improvements thereafter, over useful lives ranging from 19 years utilizing Accelerated Cost Recovery System to 40 years utilizing the straight-line method. The Partnership's portion of real estate taxes for the Ellis Building ("Ellis"), Holiday and Park Plaza Professional Building ("Park Plaza"), the Partnership's most significant properties, were approximately $79,700, $159,700, and $185,700, respectively for the year ended December 31, 1994. In the opinion of the General Partner, the Partnership's properties are adequately insured and serviced by all necessary utilities.

(c) Represents the total number of tenants as well as the number of tenants, in parenthesis, that individually occupy more than 10% of the net leasable square footage of the property.

(d)  The Partnership owns a 50% joint venture interest in this property.

(e) The Partnership owns a 50% interest in a joint venture which owns a majority preferred interest in this property.

(f)  The Partnership owns a 25% joint venture interest in this property.

------   ----------

The following table presents the Partnership's significant properties' occupancy rates as of December 31 for each of the last five years:

    Property Name     1994        1993       1992       1991        1990
    -------------     ----        ----       ----       ----        ----

Ellis Building         95%         86%        96%        98%         97%

Holiday Office Park
  North and South      73%         84%        76%        85%         83%

Park Plaza
  Professional
  Building             82%         91%        91%        89%         89%

The following table sets forth the Partnership's significant properties' average annual rentals per square foot for each of the last five years ended December 31 which are computed by dividing each property's base rental revenues by its average occupied square footage.

     Property Name     1994        1993       1992       1991        1990
     --------------   ------      ------     ------     ------      ------
Ellis Building        $13.32      $13.08     $12.57     $13.07      $12.71

Holiday Office Park
  North and South     $ 9.32      $ 8.57     $ 8.36     $ 8.15      $ 8.45

Park Plaza
  Professional
  Building            $18.44      $17.65     $16.99     $16.63      $15.82


The following table summarizes the principal provisions of the leases for tenants occupying ten percent or more of the rentable square footage at the Partnership's most significant properties.

                                                          Percentage
                                                            of Net
                            Partnership's                  Leasable
                             Portion of     Expiration      Square
                                Rent          Date of       Footage       Renewal Options
                              for 1995         Lease       Occupied   (Renewal Options/Years)
                            -------------   ----------    ----------  -----------------------
Ellis Building
--------------
NationsBank                    $384,800      03/09/01         42%                4/5
  (banking)
University Club                $ 50,600      04/28/01         10%                None
  (restaurant/banquet
  facility)

Park Plaza
  Professional Building
-----------------------

AMI Park Plaza Hospital        $186,900      05/31/95         12%                None
  (health care services)

                                       5

-------  ----------

                                                                        Percentage
                                                                          of Net
                                        Partnership's                    Leasable
                                         Portion of      Expiration       Square
                                            Rent           Date of        Footage          Renewal Options
                                          for 1995          Lease        Occupied      (Renewal Options/Years)
                                        ------------     ----------     ----------     -----------------------
Holiday Office Park
  North and South
-------------------
Michigan Public Service Commission        $270,700           (a)            14%                  None
  (state government administration)


     (a)  See note (c) below

The following table sets forth the Partnership's portion of lease expirations (assuming no lease renewals) for the Partnership's significant properties through the year ended December 31, 2004:

                      Number                       Base Rents        % of Total
                        of                         in Year of        Base Rents
          Year        Tenants     Square Feet     Expiration(a)     Collected(b)
          ----        -------     -----------     -------------     ------------
          1995           39         104,900          $425,200          13.08%
          1996           40          54,900          $214,500           8.12%
          1997           30          65,000          $257,700          11.47%
          1998           20          43,300          $155,600           8.34%
          1999           27          61,000          $234,600          15.56%
          2000(c)        11         130,100          $ 52,700           7.55%
          2001            4          71,200          $ 87,100          31.37%
          2002            1          19,100          $ 97,500          53.67%
          2003         None            None              None            None
          2004            1           9,149          $ 35,100         100.00%


     (a) Represents Partnership's portion of rents to be received, through the date of expiration, on expiring leases for each year.

     (b) Represents the rents to be received on expiring leases as a percentage of the total rents expected to be collected for each year.

     (c) Included in this year are amounts for a tenant whose lease expired on 5/31/94. As of December 31, 1994 the tenant continues to occupy the premises and pay rent as the Partnership and the tenant negotiate the terms of a new lease. The amounts shown in the above table and the table on the preceding page are based on the terms of the expired lease which are expected to approximate the terms of the new lease.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

(a & b) The Partnership and its properties are not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 1994. Ordinary routine litigation incidental to the business which is not deemed material was maintained during the quarter ended December 31, 1994.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

(a, b, c & d) None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS
------   ----------------------------------------------------------------------

There has not been, nor is there expected to be, a public market for the Units.

As of March 1, 1995, there were 7,620 Holders of the Units.

ITEM 6. SELECTED FINANCIAL DATA

                                       For the Years Ended December 31,
                          -------------------------------------------------------------
                             1994         1993        1992         1991        1990
----------------------------------------------------------------------------------------
Total revenues            $ 3,761,600  $ 3,916,200 $ 4,263,800  $ 4,388,600 $ 3,593,600
Net (loss) income         $(1,019,100) $ 1,032,000 $(2,487,800) $   610,900 $(3,927,400)
Net (loss) income
 allocated to Limited
 Partners                 $(1,159,500) $   977,900 $(2,462,900) $   604,800 $(3,888,100)
Net (loss) income
 allocated to Limited
 Partners per Unit
 (45,737 Units issued
 and outstanding)(a)      $    (25.35) $     21.38 $    (53.85) $     13.22 $    (85.01)
Investment in commercial
 rental properties (net
 of accumulated
 depreciation and
 amortization)            $15,597,800  $19,577,300 $22,700,600  $29,106,500 $29,585,100
Mortgage loan(s) payable         None         None $ 2,419,000  $ 5,569,000 $ 5,581,500
Number of real
 properties owned at
 December 31                        4            5           5            6         6(b)
Total assets              $30,120,200  $32,409,600 $35,171,600  $40,808,400 $40,067,700
Cash Flow (as defined by
 the Partnership
 Agreement)(c)            $ 2,425,700  $ 2,164,900 $ 1,795,300  $ 1,972,500 $ 2,097,600
Distributions to Limited
 Partners per Unit
 (45,737 Units issued
 and outstanding)         $     30.67  $     29.05        None         None $     20.00
Return of Capital to
 Limited Partners per
 Unit (45,737 Units
 issued and
 outstanding)(d)          $     30.67  $      7.67        None         None $     20.00
----------------------------------------------------------------------------------------

Reconciliation of Cash Flow (as defined by the Partnership Agreement) to net cash provided by operating activities:

                                     For the Years Ended December 31,
                          ----------------------------------------------------------
                             1994        1993        1992        1991        1990
-------------------------------------------------------------------------------------
Cash Flow (as defined by
 the Partnership
 Agreement)(c)            $2,425,700  $2,164,900  $1,795,300  $1,972,500  $2,097,600
Items of reconciliation:
 Principal payments on
  mortgage loans payable                                          12,500      10,200
 Cash received from in-
  substance foreclosure                                                      698,400
 Distribution from joint
  venture                   (493,000)   (471,800)   (269,400)   (783,700)   (765,900)
 Income from
  participation in joint
  venture(e)                 202,600     117,000     182,800     326,600     517,400
 Changes in assets and
  liabilities:
  Decrease (increase) in
   current assets             69,200     162,700     (35,200)     18,600    (255,900)
  (Decrease) increase in
   current liabilities      (120,200)     38,500     263,400     392,200     (63,700)
-------------------------------------------------------------------------------------
Net cash provided by
 operating activities     $2,084,300  $2,011,300  $1,936,900  $1,938,700  $2,238,100
-------------------------------------------------------------------------------------

(a) Net income (loss) allocated to Limited Partners per Unit for 1993 and 1992 included an extraordinary gain on extinguishment of debt.
(b) Included two real property investments accounted for as an in-substance foreclosure in 1990. Actual title was obtained in 1991.
(c) Cash Flow is defined in the Partnership Agreement as all revenues from operations (excluding tenant deposits, proceeds from the sale, disposition or financing of any Partnership properties), minus all expenses (including Operating Expenses, payments of principal and interest on any Partnership indebtedness, and any reserves of revenues from operations deemed reasonably necessary by the General Partner), except depreciation and amortization expenses, capital expenditures and payments of Acquisition Fees made from Offering Proceeds.
(d) To the extent cash distributions exceed net income, such excess distributions are treated as a return of capital.
(e) Excludes provision for value impairment of $672,400 for Holiday.

The above selected financial data should be read in conjunction with the financial statements and the related notes appearing on pages A-1 to A-7 in this report and the supplemental schedules on pages A-8 through A-9.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The ordinary business of the Partnership is expected to pass through three phases: (i) Offering of Units and investment in properties, (ii) operation of properties and (iii) sale or other disposition of properties.

The Partnership commenced the Offering of Units on January 17, 1985 and began operations on March 4, 1985 after achieving the required minimum subscription level. In May, 1986, the Offering was terminated upon the sale of 45,737 Units. From March, 1986 to March, 1989 the Partnership made a total of four real property investments (including two 50% joint venture interests, one 25% joint venture interest and one 50% interest in a joint venture that owns a 75% preferred majority interest in a property) and one mortgage loan investment. As of July 1, 1990 the mortgage loan investment was recognized as being foreclosed in-substance and was recorded as two real property investments. The Partnership entered the disposition phase of its life cycle with the November 5, 1992 disposition of North Valley Phase I, as a result of a conveyance of the title to the mortgage holder in lieu of foreclosure. On March 17, 1993 Wellington A was disposed of in conjunction with the mortgage holder, to a third party. On March 23, 1993 Wellington B was sold. On June 8, 1994, the Partnership, through a joint venture, disposed of the last building in the Wellington North Office Complex, Wellington C.

OPERATIONS
One of the primary objectives of the Partnership is to provide cash distributions to Limited Partners from Cash Flow generated by Partnership operations. To the extent cash distributions exceed net income, such excess distributions will be treated as a return of capital. The Statements of Cash Flows presented in the financial statements represent a reconciliation of the changes in cash balances. Cash Flow, as defined by the Partnership Agreement, is generally not equal to Partnership net income or cash flows as determined under generally accepted accounting principles, since certain items are treated differently under the Partnership Agreement than under generally accepted accounting principles. Management believes that in order to facilitate a clear understanding of Partnership operations, an analysis of Cash Flow (as defined by the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as defined by generally accepted accounting principles. The amount of Cash Flow and the return on Capital Investment are not indicative of actual distributions and actual returns on Capital Investment.

As the Partnership progresses through the disposition phase, the General Partner continues to analyze, and if necessary adjust for, the differences between the market values and the carrying bases of the Partnership's properties. As a result of the current year analysis, the Partnership has recorded provisions for value impairment for the Ellis Building and the Park Plaza Professional Building in the amounts of $1,000,000 and $500,000, respectively, for the year ended December 31, 1994. The General Partner will continue to evaluate real estate market conditions affecting each of the Partnership's properties, in its efforts to maximize the realization of proceeds on their eventual disposition. The recording of the provisions for value impairment does not impact cash flows as defined by generally accepted accounting principles or Cash Flow as defined by the Partnership Agreement (see
Note 9 of Notes to Financial Statements for additional information).

                                               Comparative Cash Flow Results
                                                    For the Years Ended
                                            -----------------------------------
                                             12/31/94    12/31/93    12/31/92
-------------------------------------------------------------------------------
Amount of Cash Flow (as defined by the
 Partnership Agreement)                     $ 2,425,700 $ 2,164,900 $ 1,795,300
Average Capital Investment                  $44,893,000 $45,245,000 $45,737,000
Return on average Capital Investment (Cash
 Flow/average Capital Investment)                 5.40%       4.78%       3.93%
-------------------------------------------------------------------------------

Comparisons of Cash Flow between the years presented in the above table are complicated with the disposition of North Valley Phase I in 1992, the disposition of Wellington A and sale of Wellington B in 1993 and the sale of Wellington C in 1994. Partnership Cash Flow is generally expected to decline as real property interests are sold since the Partnership no longer receives Cash Flow generated from such real property interests. Accordingly, rental income, property operating expenses, repairs and maintenance and real estate taxes are expected to decline as well, but will continue to comprise the significant components of Cash Flow and operating results until the final property sale. Also, during the disposition phase, cash and cash equivalents increase as sale proceeds are received and decrease as the Partnership utilizes such proceeds for the purposes of distributions to Limited Partners, mortgage debt repayments or making improvements to the Partnership's remaining properties. Sale proceeds are excluded from the determination of Cash Flow.

Exclusive of the effect of the sale of Wellington C, Cash Flow results increased $304,500 for the year ended December 31, 1994 when compared to the year ended December 31, 1993. The primary factors which contributed to the increase in Cash Flow results were: 1) an increase in Cash Flow results at Ellis and Southwest Freeway of $108,200 and $38,100, respectively; 2) an increase in Cash Flow results from the Partnership's investment in the joint venture which owns Holiday of $22,700, primarily due to a decrease in real estate tax expense resulting from a decrease in the property's assessed value and 3) an increase in interest income of $132,600 due to a trend in higher interest rates earned on short-term investments. Partially offsetting the increase in Cash Flow was lower Cash Flow results at Park Plaza of $25,400.

The increase in Cash Flow results of $369,600 for the year ended December 31, 1993 when compared to the year ended December 31, 1992 was due primarily to: 1) a decrease in real estate tax and insurance, property operating and repairs and maintenance expenses due to the disposition and sale of Wellington A and Wellington B, respectively; 2) a decrease in interest expense of approximately $127,800 due to the extinguishment of debt in connection with the disposition of Wellington A; 3) a higher return from the Partnership's investment in the joint venture which owns Holiday due to increased rental revenues and 4) an increase in interest income of approximately $35,400 due to an increase in funds available for short-term investments resulting from withholding Cash Flow to supplement working capital reserves. The increase in Cash Flow results was partially offset by a decrease in rental income of $383,000 due to the disposition of Wellington A and sale of Wellington B and a decrease in rental revenues at Ellis of approximately $43,000.

Rental revenues at Ellis for the years ended December 31, 1994, 1993 and 1992 were approximately $1,118,300 $1,084,300, and $1,127,300, respectively. The increase in rental revenues in 1994 when compared to 1993 was primarily due to an increase in base rents as well as an increase in the average annual occupancy rate. The average annual occupancy rate for 1994 and 1993 was 94% and 90%, respectively. Also contributing to the increase in Cash Flow for this property for 1994 when compared to 1993 was a decrease in property operating expenses of $65,000 primarily due to decreases in utilities, professional fees and advertising and promotional costs and a decrease in real estate tax expense of $6,400. The primary reason for the decrease in Cash Flow results for this property for 1993 when compared to 1992 was the decrease in rental revenues. Rental revenues decreased in 1993 due to a current year credit adjustment given to a major tenant for a 1992 real estate tax reimbursement which when previously billed had been based on an estimate and also to a decrease in occupancy. The average annual occupancy rate in 1992 and 1993 was 97% and 90%, respectively.

Rental revenues at Park Plaza for the years ended December 31, 1994, 1993 and 1992 were approximately $1,815,400, $1,889,200 and $1,732,800, respectively.
The changes in rental revenues from 1992 through 1994 were the result of: 1) the significant fluctuations of real estate tax and operating expense reimbursements earned of approximately $19,600 in 1992 (which included a credit to tenants for reimbursements of approximately $71,700 related to 1989 and 1990 that were determined in 1992 to be overestimated), $115,200 in 1993 and $52,100 in 1994; 2) average annual occupancy rates of 90% in 1992, 93% in 1993 and 89% in 1994; 3) a decrease in parking income in 1993 of approximately $37,400 when compared to 1992 and 4) the write off of tenant receivables as uncollectible in 1992 of approximately $24,100.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)
These changes in rental revenues are in part due to the recent legislative uncertainties surrounding the health care industry. As a result, in order to maintain occupancy levels, the Partnership has begun to offer to new and renewing tenants reduced lease rates and the use of the current year as a base year for tenant expense reimbursements. In addition, the increase in 1994 Cash Flow results was impacted by lower property operating expenses as a result of lower utilities, advertising and promotional fees and property management fees, which are based on a percentage of gross rents received by the property.

Rental revenues at 3120 Southwest Freeway for the years ended December 31, 1994, 1993 and 1992 were approximately $237,700, $202,700 and $206,900, respectively. The increase in rental revenues in 1994 when compared to 1993 was primarily due to an increase in the average annual occupancy rate from 86% in 1993 to 91% in 1994 as well as an increase in the average effective base rental rate charged to new and renewing tenants and the recovery of certain tenant receivables which were previously written off as uncollectible. Despite the increase in the average annual occupancy from 84% in 1992 to 86% in 1993 as well as an increase in the average effective base rental rate charged to new and renewing tenants, rental revenues decreased in 1993 when compared to 1992 primarily due to an adjustment in 1993 of real estate tax reimbursements billed to tenants in 1992 which were based on an estimate of real estate tax expense that was higher than the actual real estate taxes paid. Other factors affecting the decrease in Cash Flow results in 1993 were increases in property operating expenses of approximately $8,200, primarily due to increases in professional fees and utilities and an increase in repair and maintenance expenses of approximately $6,300.

Collectively, rental revenues at North Valley and Wellington A, B and C for the years ended December 31, 1994, 1993 and 1992 were approximately $215,400, $497,800 and $990,000, respectively. As previously discussed, these four buildings were sold or disposed of individually between November 1992 and June 1994 and account for the significant decreases in rental revenues and operating expenses. In addition, interest expense decreased approximately $127,900 in 1993 due to the extinguishment of debt in connection with the sale of Wellington A. Partially offsetting the decrease in 1993 rental revenues when compared to 1992 was an increase in the Wellington C average annual occupancy rate from 46% in 1992 to 78% in 1993 as well as the receipt in May 1993 of a lease settlement payment from a tenant who vacated Wellington C in April 1993.

Rental revenue at North Valley Phase I for the year ended December 31, 1992 was $668,700. The sale of North Valley Phase I occurred on November 5, 1992.

To increase and maintain occupancy levels at the Partnership's properties, the General Partner, through its affiliated asset and property management groups, continues to take the necessary actions deemed appropriate for the properties discussed above. Some of these actions include: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenants and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) cold-calling other businesses and tenants in the market area; and 5) providing rental concessions or competitively pricing rental rates depending on market conditions.

The rate of inflation has remained relatively stable during the years under comparison and has had a minimal impact on the operating results of the Partnership. The nature of various tenants' lease clauses protects the Partnership, to some extent, from increases in the rate of inflation. Certain of the lease clauses provide for the following: 1) annual rent increases based on the Consumer Price Index or graduated rental increases; 2) percentage rentals at shopping centers, for which the Partnership receives as additional rent a percentage of a tenant's sales over predetermined breakeven amounts and
3) total or partial tenant reimbursement of property operating expenses (e.g., common area maintenance, real estate taxes, etc.).

LIQUIDITY AND CAPITAL RESOURCES
The increase in the Partnership's cash position as of December 31, 1994 when compared to December 31, 1993 was primarily the result of the receipt of net Sales Proceeds from the sale of Wellington C and the net cash provided by operating activities exceeding expenditures for capital and tenant improvements and distributions paid to Partners. Liquid assets of the Partnership as of December 31, 1994 were comprised of amounts held for working capital purposes and undistributed Cash Flow.

Net cash provided by operating activities continues to be the Partnership's primary source of funds. Net cash provided by operating activities increased from $2,011,300 for the year ended December 31, 1993 to $2,084,300 for the year ended December 31, 1994. The increase was primarily due to the net increase in Cash Flow as discussed above, partially offset by the effects of the disposition and sale of Wellington A and B, respectively in 1993, as well as the sale of Wellington C in June 1994, and to a lesser extent, the timing of the collection of tenant's rental payments and the payment of certain Partnership expenses.

Net cash (used for) provided by investing activities changed from ($86,000) for the year ended December 31, 1993 to $1,677,600 for the year ended December 31, 1994. This change was primarily the result of proceeds received from the sale of Wellington C being greater than the proceeds received from the disposition of Wellington A and the sale of Wellington B in 1993 partially offset by a decrease in expenditures for capital and tenant improvements. During the year ended December 31, 1994, the Partnership spent approximately $670,600 for capital and tenant improvements and has budgeted to spend approximately $1,036,000 during 1995. Included in the 1995 budget are building and tenant improvements for: 1) Ellis of approximately $158,000; 2) Park Plaza of approximately $242,000; 3) Holiday of approximately $596,000 and 4) Southwest Freeway of approximately $40,000. The General Partner believes these improvements are necessary in order to maintain occupancy levels in very competitive markets, as well as to maximize rental rates charged to new and renewing tenants.

On June 8, 1994, Farmington Hills Associates, a joint venture in which the Partnership and an Affiliated partnership each have a 50% interest, sold Wellington C in the Wellington North Office Complex for the sale price of $4,500,000. The Partnership's share of the net proceeds from this sale approximated $2,168,200. The proceeds from this sale were added to the Partnership's working capital.

Net cash used for financing activities decreased from $1,249,100 for the year ended December 31, 1993 to $1,150,100 for the year ended December 31, 1994. This decrease was due primarily to the decrease in the payment of cash distributions to Limited Partners in 1994.

The General Partner continues to take a conservative approach to projections of future rental income and to maintain higher levels of cash reserves for the Partnership. The higher levels of cash reserves are needed due to the anticipated capital and tenant improvements necessary to be made to the Partnership's properties during the next several years. As a result of this, the Partnership continues to reserve amounts from Cash Flow to supplement working capital reserves. For the year ended December 31, 1994, Cash Flow retained to supplement working capital reserves approximated $867,100. The General Partner believes that the Partnership's current cash position along with any additional amounts retained from future Cash Flow will be sufficient to cover budgeted expenditures as well as any other requirements which may be reasonably foreseen.

Distributions to Limited Partners for 1994 were made at an annualized rate of 3.12% on total Capital Investment. Cash distributions are made 60 days after the quarter-end. The amount of future distributions to the Limited Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the amount of Cash Flow retained for future cash requirements. Therefore, there can be no assurance of the availability or the amount of Cash Flow for distribution to investors.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

The response to this item is submitted as a separate section of this report. See page A-1 "Index of Financial Statements, Schedules and Exhibits".


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

(a)  DIRECTORS
     ---------
     The Partnership has no directors. First Capital Financial Corporation ("FCFC") is the General Partner. The directors of FCFC, as of March 27, 1995, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in May, 1995.

            Name                                                Office
            ----                                                ------
     Samuel Zell.......................................  Chairman of the Board
     Douglas Crocker II................................  Director
     Sheli Z. Rosenberg................................  Director
     Sanford Shkolnik..................................  Director

     Samuel Zell, 53, has been a Director of the General Partner since 1983 (Chairman of the Board since December 1985); and is Chairman of the Board of Great American Management and Investment, Inc. ("Great American"). Mr. Zell is also Chairman of the Board of Equity Financial and Management Company ("EFMC") and Equity Group Investments, Inc., and is a trustee and beneficiary of a general partner of Equity Holding Limited, an Illinois Limited Partnership, a privately owned investment partnership. He is also Chairman of the Board of Directors of Itel Corporation, Broadway Stores, Inc., Falcon Building Products, Inc. and American Classic Voyages Co. He is Chairman of the Board of Trustees of Equity Residential Properties Trust. He is a director of Jacor Communications, Inc., Sealy Corporation and The Vigoro Corporation, Chairman of the Board of Directors and Chief Executive Officer of Capsure Holdings Corp. and Manufactured Home Communities, Inc. and Co-Chairman of the Board of Revco D.S., Inc. Mr. Zell was President of Madison Management Group, Inc. ("Madison") prior to October 4, 1991. Madison filed for a petition under the Federal bankruptcy laws on November 8, 1991.

     Douglas Crocker II, 54, has been President and Chief Executive Officer since December, 1992 and a Director since January, 1993 of the General Partner. Mr. Crocker has been an Executive Vice President of EFMC since November, 1992. Mr. Crocker has been President and Chief Executive Officer of Equity Residential Properties Trust since March 31, 1993. He was President of Republic Savings Bank, F.S.B. ("Republic") from 1989 to June, 1992 at which time the Resolution Trust Company took control of Republic.

     Sheli Z. Rosenberg, 53, was President and Chief Executive Officer of the General Partner from December, 1990 to December, 1992 and has been a Director of the General Partner since September, 1983; was Executive Vice President and General Counsel for EFMC from October, 1980 to November, 1994; has been President and Chief Executive Officer of EFMC and Equity Group Investments, Inc. since November, 1994; has been a director of Great American since June, 1984, and is a director of various subsidiaries of Great American. She is also a Director of Itel Corporation, Capsure Holdings Corp., American Classic Voyages Co., Falcon Building Products, Inc., Jacor Communications, Inc., Revco D.S., Inc. and The Vigoro Corporation. She was Chairman of the Board from January, 1994 to September, 1994; and has been Co-Chairman of the Board since September, 1994 of CFI Industries, Inc., She is also a trustee of Equity Residential Properties Trust. Ms. Rosenberg is Chairman of the Board of Rosenberg & Liebentritt, P.C., counsel to the Partnership, the General Partner and certain of their Affiliates. Ms. Rosenberg was

--------  --------------------------------------------------

     ---------

     Vice President of Madison prior to October 4, 1991. Madison filed for a petition under the Federal bankruptcy laws on November 8, 1991. She has been Vice President of First Capital Benefit Administrators, Inc. ("Benefit Administrators") since July 22, 1987. Benefit Administrators filed for a petition under the Federal Bankruptcy laws on January 3, 1995.

     Sanford Shkolnik, 56, has been a Director of the General Partner since December, 1985. Mr. Shkolnik has been Executive Vice President of EFMC since 1976. He is Chairman of the Board and Chief Executive Officer of SC Management, Inc., which is General Partner of Equity Properties and Development Limited Partnership, a nationally ranked shopping center company. He is also a director of Broadway Stores, Inc.


(b, c & e)  EXECUTIVE OFFICERS
            ------------------

     The Partnership does not have any executive officers. The executive officers of the General Partner as of March 27, 1995 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

            Name                                        Office
            ----                                        ------
     Douglas Crocker II...............  President and Chief Executive Officer
     Arthur A. Greenberg..............  Senior Vice President
     Norman M. Field..................  Vice President -- Finance and Treasurer

     PRESIDENT AND CEO -- See Table of Directors above.

     Arthur A. Greenberg, 53, has been Senior Vice President of the General Partner since August, 1986. Mr. Greenberg was Executive Vice President and Chief Financial Officer of Great American from December, 1986 to March, 1995. Mr. Greenberg also is a Director and Executive Vice President/Treasurer of EFMC since 1971, and President of Greenberg & Pociask, Ltd. He is Senior Vice President since 1989 and Treasurer since 1990 of Capsure Holdings Corp. Mr. Greenberg is a director of American Classic Voyages Co., The Vigoro Corporation, and Chairman of the Board of Firstate Financial A Savings Bank. Mr. Greenberg was Vice President of Madison prior to October 4, 1991. Madison filed for a petition under the Federal bankruptcy laws on November 8, 1991.

     Norman M. Field, 46, has been Vice President and Treasurer of the General Partner since February, 1984, and also served as Vice President and Treasurer of Great American from July, 1983 until March, 1995. Mr. Field has been treasurer of Benefit Administrators since July 22, 1987. Benefit Administrators filed for a petition under the Federal Bankruptcy laws on January 3, 1995. He has also been Chief Financial Officer of Equality Specialties, Inc., a subsidiary of Great American, since August, 1994.


(d)  FAMILY RELATIONSHIPS
     --------------------

     There are no family relationships among any of the foregoing officers.


(f)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS
     ----------------------------------------

     There are no involvements in certain legal proceedings among any of the foregoing officers.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

(a,b,c & d) As stated in Item 10, the Partnership has no officers or directors. Neither the General Partner, nor any director or officer of the General Partner, received any direct remuneration from the Partnership during the year ended December 31, 1994. However, Affiliates of the General Partner do compensate the directors and officers of the General Partner.

(e)  None.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

(a) As of March 1, 1995, no person owned of record or was known by the Partnership to own beneficially more than 5% of the Partnership's 45,737 Units then outstanding.

(b) The Partnership has no directors or executive officers as of March 1, 1995. The executive officers and directors of First Capital Financial Corporation, the General Partner, did not own any Units.

(c)  None.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------    ----------------------------------------------

(a) On September 25, 1992, the entity formerly named First Capital Financial Corporation and certain subsidiaries which may be or may have been entitled to receive certain compensation, fees or reimbursements from the Partnership were merged or liquidated into First Capital Properties Corporation. On February 23, 1993, First Capital Properties Corporation changed its name to First Capital Financial Corporation.

Affiliates of the General Partner provide leasing, supervisory and property management services to the Partnership. Compensation for these property management services may not exceed 6% of the gross receipts from the property being managed where the General Partner or Affiliates provide leasing, re-leasing, and leasing related services, or 3% of gross receipts where the General Partner or Affiliates do not perform leasing, re-leasing, and leasing related services for a particular property. For the year ended December 31, 1994, these Affiliates were entitled to leasing, supervisory, and property management fees of approximately $156,600. In addition, other Affiliates of the General Partner were entitled to receive approximately $63,400 for fees, compensation and reimbursements from the Partnership for personnel, mailing, insurance and other miscellaneous services. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. A total of approximately $107,400 of these amounts was due to Affiliates as of December 31, 1994.

Subsequent to May 16, 1986, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow as its Partnership Management Fee. This fee is to be paid annually and any amounts not paid in any year may be deferred and paid in subsequent years subject to certain limitations set forth in the Partnership Agreement. For the year ended December 31, 1994, the General Partner was allocated a Partnership Management Fee of approximately $155,900.

In accordance with the Partnership Agreement, Net Profits are first allocated to the General Partner in an amount equal to the greater of the General Partner's Partnership Management Fee, or 1% of Net Profits. The balance of Net Profits is allocated to the Limited Partners. Net Losses (exclusive of Net Losses from the sale or disposition of a Partnership property) shall be allocated 1% to the General Partner and 99% to the Limited Partners. For the year ended December 31, 1994, the General Partner was allocated Net Profits of $155,900. Net Losses from the sale or disposition of a Partnership property are allocated first, to the General Partner and Limited Partners pro rata, in proportion to the positive balance in their capital accounts until the positive balance is reduced to zero and second, the balance, if any, ninety-nine percent (99%) to the Limited Partners and one percent (1%) to the General Partner. Notwithstanding anything to the contrary, the General Partner shall be allocated not less than one percent (1%) of Net Losses from the sale or disposition of a Partnership property. In addition, provisions for value impairment are allocated ninety-nine percent (99%) to the Limited Partners and one percent (1%) to the General Partner. For the year ended December 31, 1994, the General Partner was allocated a Net Loss from the sale of a Partnership property of $500 along with a Net Loss from provisions for value impairment of $15,000.

--------    ----------------------------------------------


(b) Rosenberg & Liebentritt, P.C. ("Rosenberg"), serves as legal counsel to the Partnership, the General Partner and certain of their Affiliates. Sheli Z. Rosenberg, President and Chief Executive Officer of the General Partner from December, 1990 to December, 1992 and a director of the General Partner since September, 1983, is a principal of this firm. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons.

(c)  No management person is indebted to the Partnership.

(d)  None.

                                    PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
--------    -----------------------------------------------------------------

(a,c & d) (1,2 & 3) See Index of Financial Statements, Schedules and Exhibits on page A-1 of Form 10-K.


(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended December 31, 1994.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 3

                              BY:  FIRST CAPITAL FINANCIAL CORPORATION
                                   GENERAL PARTNER


Dated: March 30, 1995         By:
       --------------             -------------------------------------------
                                              DOUGLAS CROCKER II
                                    President and Chief Executive Officer




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                        March 30, 1995   Chairman of the Board and
---------------------   --------------   Director of the General Partner
     SAMUEL ZELL

                        March 30, 1995   President, Chief Executive Officer and
---------------------   --------------   Director of the General Partner
  DOUGLAS CROCKER II

                        March 30, 1995   Director of the General Partner
---------------------   --------------
  SHELI Z. ROSENBERG

                        March 30, 1995   Director of the General Partner
---------------------   --------------
  SANFORD SHKOLNIK

                        March 30, 1995   Vice President - Finance and Treasurer
---------------------   --------------
  NORMAN M. FIELD

             INDEX OF FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

               FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

                                                                    Pages
                                                                    -----

  Independent Auditors' Report                                      A - 2

  Balance Sheets at December 31, 1994 and 1993                      A - 3

  Statements of Partners' Capital for the Years
    Ended December 31, 1994, 1993, and 1992                         A - 3

  Statements of Income and Expenses for the Years
    Ended December 31, 1994, 1993, and 1992                         A - 4

  Statements of Cash Flows for the Years Ended
    December 31, 1994, 1993, and 1992                               A - 4

  Notes to Financial Statements                                 A - 5 to A - 7

                    SCHEDULE FILED AS PART OF THIS REPORT

  III -- Real Estate and Accumulated Depreciation as of
         December 31, 1994                                      A - 8 to A - 9


  All other schedules have been omitted as inapplicable, or for the reason that the required information is shown in the financial statements or notes thereto, or in other schedules.

                     EXHIBITS FILED AS PART OF THIS REPORT

  EXHIBITS (3 & 4) First Amended and Restated Certificate and Agreement of Limited Partnership as set forth on pages A-1 through A-33 of the Partnership's definitive Prospectus dated January 17, 1985, as supplemented through March 4, 1986, Registration No. 2-94419, filed pursuant to Rule 424(b), incorporated herein by reference.

  EXHIBIT (10) Material Contracts

  Lease agreements for tenants that individually occupy more than 10% of the net leasable square footage of the Partnership's significant properties, filed as exhibits to the Partnership's Reports on Form 10-K dated December 31, 1992 and 1993, incorporated herein by reference.

  EXHIBIT (13) Annual Report to Security Holders

  The 1993 Annual Report to holders of Units is being sent under separate cover, not via EDGAR, for the information of the Commission.

  EXHIBIT (27) Financial Data Schedule

  EXHIBIT (99) Additional Exhibits

  The audited financial statements for First Capital Lansing Properties Limited Partnership for the year ended December 31, 1994 are attached hereto for the information of the Commission and not as a filed document.

                         INDEPENDENT AUDITORS' REPORT


Partners
First Capital Institutional Real Estate, Ltd. - 3
Chicago, Illinois


We have audited the accompanying balance sheets of First Capital Institutional Real Estate, Ltd. - 3 as of December 31, 1994 and 1993, and the related statements of income and expenses, Partners' Capital and cash flows for the years ended December 31, 1994, 1993 and 1992 and the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Institutional Real Estate, Ltd. - 3 as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years ended December 31, 1994, 1993 and 1992 in conformity with generally accepted accounting principles. Further, it is our opinion that the schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                Kenneth Leventhal & Company


Chicago, Illinois
February 17, 1995

BALANCE SHEETS
December 31, 1994 and 1993
(All dollars rounded to nearest 00s)

                                                      1994         1993
----------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                              $ 1,908,600  $ 2,538,600
 Buildings and improvements                         18,713,300   21,487,500
----------------------------------------------------------------------------
                                                    20,621,900   24,026,100
 Accumulated depreciation and amortization          (5,024,100)  (4,448,800)
----------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                     15,597,800   19,577,300
Cash and cash equivalents                            8,442,900    5,831,100
Restricted Cash                                         62,500       62,500
Investment in joint venture                          5,234,600    6,022,300
Rents receivable                                        24,800       52,700
Other assets (including amounts due from joint
 venture of $725,500 and $790,300, respectively)       757,600      863,700
----------------------------------------------------------------------------
                                                   $30,120,200  $32,409,600
----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses             $   360,000  $   473,000
 Due to Affiliates                                     107,400       66,300
 Security deposits                                      51,500       67,300
 Other liabilities                                       3,500       51,800
 Distributions payable                                 559,000      134,700
----------------------------------------------------------------------------
                                                     1,081,400      793,100
----------------------------------------------------------------------------
Partners'(deficit) capital:
 General Partner                                      (163,300)    (147,800)
 Limited Partners (45,737 Units authorized, issued
  and outstanding)                                  29,202,100   31,764,300
----------------------------------------------------------------------------
                                                    29,038,800   31,616,500
----------------------------------------------------------------------------
                                                   $30,120,200  $32,409,600
----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 1994, 1993 and 1992
(All dollars rounded to nearest 00s)

                                       General       Limited
                                       Partner      Partners       Total
----------------------------------------------------------------------------
Partners'(deficit) capital,
 January 1, 1992                       $(123,200)  $34,578,000  $34,454,800
Net (loss) for
 the year ended
 December 31, 1992                       (24,900)   (2,462,900)  (2,487,800)
----------------------------------------------------------------------------
Partners'(deficit) capital,
 December 31, 1992                      (148,100)   32,115,100   31,967,000
Net income for the
 year ended
 December 31, 1993                        54,100       977,900    1,032,000
Distributions for the year ended
 December 31, 1993                       (53,800)   (1,328,700)  (1,382,500)
----------------------------------------------------------------------------
Partners'(deficit) capital,
 December 31, 1993                      (147,800)   31,764,300   31,616,500
Net income (loss) for the year ended
 December 31, 1994                       140,400    (1,159,500)  (1,019,100)
Distributions for the year ended
 December 31, 1994                      (155,900)   (1,402,700)  (1,558,600)
----------------------------------------------------------------------------
Partners'(deficit) capital,
 December 31, 1994                     $(163,300)  $29,202,100  $29,038,800
----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 1994, 1993 and 1992
(All dollars rounded to nearest 00s except per Unit amounts)

                                           1994         1993         1992
------------------------------------------------------------------------------
Income:
 Rental                                 $ 3,386,800  $ 3,674,000  $ 4,057,000
 Interest                                   374,800      242,200      206,800
------------------------------------------------------------------------------
                                          3,761,600    3,916,200    4,263,800
------------------------------------------------------------------------------
Expenses:
 Interest                                                             127,800
 Depreciation and amortization              933,100      812,200      947,600
 Real estate taxes and insurance            350,800      382,500      519,400
 Repairs and maintenance                    459,000      570,900      667,600
 Property operating                         818,000    1,073,800    1,232,700
 General and administrative                 201,100      195,900      190,400
------------------------------------------------------------------------------
                                          2,762,000    3,035,300    3,685,500
------------------------------------------------------------------------------
Income before (loss) income from
 participation in joint venture             999,600      880,900      578,300
(Loss) income from participation in
 joint venture                             (469,800)     117,000      182,800
------------------------------------------------------------------------------
Income before other gains (losses)          529,800      997,900      761,100
(Loss) on sale or disposition of
 properties                                 (48,900)  (1,429,900)  (2,293,900)
Provisions for value impairment          (1,500,000)               (3,065,000)
------------------------------------------------------------------------------
Net (loss) before extraordinary gain
 on extinguishment of debt               (1,019,100)    (432,000)  (4,597,800)
Extraordinary gain on extinguishment
 of debt                                               1,464,000    2,110,000
------------------------------------------------------------------------------
Net (loss) income                       $(1,019,100) $ 1,032,000  $(2,487,800)
------------------------------------------------------------------------------
Net income (loss) allocated to General
 Partner                                $   140,400  $    54,100  $   (24,900)
------------------------------------------------------------------------------
Net (loss) income allocated to Limited
 Partners                               $(1,159,500) $   977,900  $(2,462,900)
------------------------------------------------------------------------------
Net (loss) before extraordinary gain
 on extinguishment of debt allocated
 to Limited Partners per Unit (45,737
 Units authorized, issued and
 outstanding)                           $    (25.35) $     (9.35) $    (99.52)
------------------------------------------------------------------------------
Net (loss) income allocated to Limited
 Partners per Unit (45,737 Units
 authorized, issued and outstanding)    $    (25.35) $     21.38  $    (53.85)
------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 1994, 1993 and 1992
(All dollars rounded to nearest 00s)

                                          1994         1993         1992
-----------------------------------------------------------------------------
Cash flows from operating activities:
 Net (loss) income                     $(1,019,100) $ 1,032,000  $(2,487,800)
 Adjustments to reconcile net (loss)
  income to net cash provided by
  operating activities:
  Depreciation and amortization            933,100      812,200      947,600
  Provisions for value impairment        1,500,000                 3,065,000
  Provision for value impairment for
   Holiday                                 672,400
  Loss on sale or disposition of
   properties                               48,900    1,429,900    2,293,900
  Extraordinary gain on extinguishment
   of debt                                           (1,464,000)  (2,110,000)
  Changes in assets and liabilities:
  Decrease (increase) in rents
   receivable                               27,900      114,300      (40,400)
  Decrease in other assets                  41,300       48,400        5,200
  (Decrease) increase in accounts
   payable and accrued expenses           (113,000)      31,600      263,800
  Increase (decrease) in due to
   Affiliates                               41,100      (30,500)     (12,700)
  (Decrease) increase in other
   liabilities                             (48,300)      37,400       12,300
-----------------------------------------------------------------------------
   Net cash provided by operating
    activities                           2,084,300    2,011,300    1,936,900
-----------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from the sale or disposition
  of properties                          2,168,200      840,000
 Payments for capital and tenant
  improvements                            (670,600)  (1,078,200)    (930,000)
 Distributions received from joint
  venture in excess of loss or income
  allocated                                115,200      379,400      285,900
 Collection of (funding of) loans to
  joint venture                             64,800     (227,200)    (211,000)
-----------------------------------------------------------------------------
   Net cash provided by (used for)
    investing activities                 1,677,600      (86,000)    (855,100)
-----------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners         (1,134,300)  (1,247,800)
 (Decrease) increase in security
  deposits                                 (15,800)      (1,300)      20,100
 Cash paid on disposition of property                               (139,300)
-----------------------------------------------------------------------------
   Net cash (used for) financing
    activities                          (1,150,100)  (1,249,100)    (119,200)
-----------------------------------------------------------------------------
Net increase in cash and cash
 equivalents                             2,611,800      676,200      962,600
Cash and cash equivalents at the
 beginning of the year                   5,831,100    5,154,900    4,192,300
-----------------------------------------------------------------------------
Cash and cash equivalents at the end
 of the year                           $ 8,442,900  $ 5,831,100  $ 5,154,900
-----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DEFINITION OF SPECIAL TERMS:
Capitalized terms used in this report have the same meaning as those terms have in the Partnership's Registration Statement filed with the Securities and Exchange Commission on Form S-11. Definitions of these terms are contained in
Article III of the First Amended and Restated Certificate and Agreement of Limited Partnership, which is incorporated herein by reference.

ORGANIZATION:
The Partnership was formed on November 6, 1984, by the filing of a Certificate and Agreement of Limited Partnership with the Department of State of the State of Florida, and commenced the Offering of Units on January 17, 1985. The Certificate and Agreement, as amended and restated, authorized the sale to the public of up to 50,000 Units with the General Partner's option to increase the Offering by an additional 50,000 Units and not less than 1,400 Units. On March 4, 1985, the required minimum subscription level was reached and Partnership operations commenced. A total of 45,737 Units were sold prior to Termination of the Offering in May, 1986. The Partnership was formed to invest primarily in existing, income-producing commercial real estate.

The Partnership Agreement provides that the Partnership will be dissolved on or before December 31, 2014. The Limited Partners, by a majority vote, may dissolve the Partnership at any time.

ACCOUNTING POLICIES:
The financial statements include the Partnership's interest in four joint ventures with Affiliated partnerships. These joint ventures were formed for the purpose of acquiring a 100% interest in certain real properties. These joint ventures are operated under the control of the General Partner. Accordingly, the Partnership's pro rata share of such ventures' revenues, expenses, assets, liabilities and capital are included in the financial statements.

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

The Partnership is not liable for Federal income taxes as the Partners recognize their proportionate share of the Partnership's income or loss on their tax returns; therefore, no provision for income taxes is made in the financial statements of the Partnership. It is not practicable for the Partnership to determine the aggregate tax bases of the Limited Partners; therefore, the disclosure of the difference between the tax bases and the reported assets and liabilities of the Partnership would not be meaningful.

Commercial rental properties are recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts allocated to land) on the straight-line method over their estimated useful lives. Lease acquisition fees are recorded at cost and amortized over the life of the lease. Maintenance and repair costs are expensed against operations as incurred; expenditures for improvements are capitalized to the appropriate property accounts and depreciated over the estimated life of the improvements.

Property sales or dispositions are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation are removed from the respective accounts. Any gain or loss on sale or disposition is recognized in accordance with generally accepted accounting principles.

Cash equivalents are considered all highly liquid investments purchased with an original maturity of three months or less.

Certain reclassifications have been made to the previously reported 1993 and 1992 statements in order to provide comparability with the 1994 statements. These reclassifications have no effect on net income, net (loss) or Partner's capital.

2. RELATED PARTY TRANSACTIONS:

Subsequent to May 16, 1986, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow as its Partnership Management Fee. In accordance with the Partnership Agreement, Net Profits are first allocated to the General Partner in an amount equal to the greater of the General Partner's Partnership Management Fee, or 1% of Net Profits. The balance of Net Profits is allocated to the Limited Partners. Net Losses (exclusive of Net Losses from the sale or disposition of a Partnership property) shall be allocated 1% to the General Partner and 99% to the Limited Partners. For the years ended December 31, 1994 and 1993, the General Partner was allocated a Partnership Management Fee of approximately $155,900 and $53,800, respectively, in conjunction with the declaration of cash distributions to Limited Partners. Due to the suspension of cash distributions to the Limited Partners for the year December 31, 1992 the General Partner was not allocated a Partnership Management Fee for the year ended December 31, 1992. For the years ended December 31, 1994, 1993 and 1992, the General Partner was allocated Net Profits of approximately $155,900, $53,800 and $7,600, respectively. Net (Losses) from the sale or disposition of a Partnership property are allocated first, to the General Partner and Limited Partners pro rata, in proportion to the positive balance in their capital accounts until the positive balance is reduced to zero and second, the balance, if any, ninety-nine percent (99%) to the Limited Partners and one percent (1%) to the General Partner. Notwithstanding anything to the contrary, the General Partner shall be allocated not less than one percent (1%) of Net (Losses) from the sale or disposition of a Partnership property. In addition, extraordinary gain on extinguishment of debt and provisions for value impairment are allocated ninety-nine percent (99%) to the Limited Partners and one percent (1%) to the General Partner. For the years ended December 31, 1994, 1993 and 1992, the General Partner was allocated total Net (Loss) Profit from the sale or disposition of Partnership properties along with an extraordinary gain on extinguishment of debt and provisions for value impairment of approximately ($15,500), $300 and ($32,500), respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates for the years ended December 31, 1994, 1993 and 1992 were as follows:

                                     For the Years Ended December 31,
                            ---------------------------------------------------
                                  1994              1993           1992(a)
                            ----------------- ---------------- ----------------
                              Paid   Payable    Paid   Payable   Paid   Payable
-------------------------------------------------------------------------------
Property management and
 leasing fees               $115,700 $ 62,600 $252,600 $21,700 $266,100 $31,200
Real estate commissions(b)      None   40,200     None  40,200     None    None
Reimbursement of property
 insurance premiums, at
 cost                         28,000     None   35,900    None   49,000    None
Reimbursement of expenses,
 at cost:
 (1) Accounting               20,300    2,300   21,700   2,600   24,200   3,700
 (2) Investor communication   14,900    2,300    9,400   1,800    7,800   1,000
 (3) Legal                    15,700     None   37,800    None   10,700   4,400
-------------------------------------------------------------------------------
                            $194,600 $107,400 $357,400 $66,300 $357,800 $40,300
-------------------------------------------------------------------------------

(a) Property management reimbursements previously reported in 1992 have been excluded from the above table and amounts previously included in 1992 in due to Affiliates have been reclassified to accounts payable and accrued expenses in order to provide comparability to the fees presented for 1993 and 1994.

(b) As of December 31, 1994, $40,200 was due to the General Partner for real estate commissions earned in connection with the disposition and sale of Partnership property. These commissions have been accrued but not paid. Under the terms of the Partnership Agreement, these commissions will not be paid until such time as the Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow which has been distributed to Limited Partners) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

On-site property management for the Partnership's properties is provided by an Affiliate of the General Partner for fees based upon various percentage rates of gross rents received from the properties.

3. INVESTMENT IN JOINT VENTURE:

A summary of the financial information for First Capital Lansing Properties Limited Partnership, which owns the Holiday Office Park North and South ("Holiday"), for the year ended December 31, 1994 is as follows:

             ASSETS
             Investment property, net of
              accumulated depreciation and
              amortization                          $10,874,800
             Cash and cash equivalents                  496,300
             Loans receivable                           525,600
             Rents receivable                           202,500
             Escrow deposit                              46,600
             Other assets                                92,000
                  ----------------------------------------------
                                                    $12,237,800
                  ----------------------------------------------
             LIABILITIES AND PARTNERS' CAPITAL
             Loan payable to Affiliate              $ 1,451,000
             Accounts payable and accrued expenses      155,900
             Due to Affiliates                           62,600
             Distribution payable                       406,000
             Security deposits                           33,900
             Other liabilities                            3,800
             Partners' capital                       10,124,600
                  ----------------------------------------------
                                                    $12,237,800
                  ----------------------------------------------
             STATEMENT OF INCOME AND EXPENSES
             Total income                           $ 2,995,200
                  ----------------------------------------------
             Expenses:
              Property operating                      1,913,900
              Depreciation and amortization             466,600
              Provision for value impairment          2,000,000
              Interest                                  140,000
                  ----------------------------------------------
             Net (loss)                             $(1,525,300)
                  ----------------------------------------------

The information presented above represents 100% of the activity of Holiday. The Partnership purchased a 50% interest in a joint venture which acquired a 75% preferred interest in this property. The provision for value impairment was allocated in accordance with the joint venture agreement. The Partnership's share of the provision for value impairment was $672,400. For additional details see Note 9.

4. FUTURE MINIMUM RENTALS:

The Partnership's share of future minimum rentals due on noncancelable operating leases as of December 31, 1994 was as follows:

                    1995        $2,181,900
                    1996         1,681,400
                    1997         1,326,900
                    1998           975,400
                    1999           706,700
                    Thereafter     973,400
                             -------------
                                $7,845,700
                             -------------

The Partnership is subject to the usual business risks associated with the collection of the above scheduled rentals. In addition to the amounts scheduled above, the Partnership expects to receive rental revenue from operating expense and real estate tax reimbursements.

5. MANAGEMENT AGREEMENTS:

On-site property management for the Partnership's properties is provided by an Affiliate of the General Partner for fees based upon various percentage rates of gross rents received from the properties.

6. RESTRICTED CASH:

Restricted cash includes negotiable certificates of deposit in the amount of $37,500 which has been pledged as collateral for security deposits to the Houston Lighting & Power Company and $25,000 which has been pledged as collateral for security deposits to the Florida Lighting & Power Company.

7. INCOME TAX:

The Partnership utilizes an accrual basis method of accounting for both tax reporting and financial statement purposes. Financial statement results will differ from tax results due to the use of differing depreciation lives and methods, the recognition of rents received in advance as taxable income, the use of differing methods in computing the gain on sale of property and the Partnership's provisions for value impairment. The net effect of these accounting differences for the year ended December 31, 1994 was that the loss for tax reporting purposes was approximately $156,200 more than the net loss for financial statement purposes.

8. PROPERTY SALES AND DISPOSITIONS:

On June 8, 1994, Farmington Hills Associates ("FHA"), the joint venture which owned North Valley Office Center Phase I ("North Valley Phase I") and Wellington A, B and C in the Wellington North Office Complex ("Wellington A, B and C"), in which the Partnership owns a 50% interest, sold Wellington C for the sale price of $4,500,000. The Partnership's share of selling expenses was approximately $81,800. The Partnership's share of the net proceeds from this sale was approximately $2,168,200. The Partnership recorded a total loss on the sale of this property of approximately $2,048,900 for financial statement purposes, of which $2,000,000 was recorded as of December 31, 1992 as a provision for value impairment. For tax reporting purposes the Partnership recorded a total loss in 1994 of approximately $1,980,700 on this sale. The sale was on all-cash terms with no further involvement on the part of the Partnership.

On March 23, 1993, FHA sold Wellington B for a total sale price of approximately $1,680,000. The Partnership's share of selling expenses were approximately $64,600, including $45,900 of accrued expenses. The Partnership's share of the net proceeds from this sale approximated $821,300. The Partnership recorded a loss on the disposition of this property of approximately $463,600 for financial statement purposes. Due to the anticipated loss in connection with this sale, the Partnership recorded $300,000 of the total loss as of December 31, 1992 as a provision for value impairment and the remaining portion of the loss in 1993. For tax purposes the Partnership recorded a loss in 1993 of approximately $446,500 on this sale. The sale was on all-cash terms with no further involvement on the part of the Partnership.

On March 17, 1993, FHA disposed of Wellington A in conjunction with the mortgage holder, to a third party for a total sale price of approximately $2,060,000. Of this amount, FHA remitted $1,910,000 to the mortgage holder (the Partnership's share of this amount was $955,000) which relieved the Partnership of its share of the obligation of approximately $2,419,000 under the mortgage loan and any interest in the assets therein. This extinguishment of debt was considered a noncash event for the purposes of the Statement of Cash Flows, and was not included in the Partnership's calculation of Cash Flow (as defined by the Partnership Agreement) for the year ended December 31, 1993. The Partnership incurred transaction costs of approximately $63,500, including $10,600 of accrued expenses. The Partnership's share of the net proceeds from this transaction approximated $22,100. The Partnership recorded a loss on the disposition of this property of approximately $2,027,900 for financial statement purposes. This loss represented the net book value of this property and transaction costs incurred by the Partnership in excess of the sale price of the property. Due to an anticipated loss in connection with this disposition, the Partnership recorded $765,000 as a provision for value impairment in 1992. Upon sale of the property in 1993, an additional loss of $1,262,900 was recorded. In addition, the Partnership also recorded an extraordinary gain on extinguishment of debt in connection with the disposition of this property of approximately $1,464,000 for financial statement purposes. This extraordinary gain on extinguishment of debt represented the excess property indebtedness over the amount remitted to the mortgage holder upon sale of the property. For the year ended December 31, 1993, the Partnership recorded a loss of approximately $597,300 on this disposition for tax purposes.

On November 5, 1992, FHA disposed of North Valley Phase I as a result of a conveyance of the title to the mortgage holder in lieu of foreclosure. The disposition of the property relieved the Partnership of its share of the obligation under the mortgage loan of approximately $3,150,000 and any interest in the assets therein. For the years ended December 31, 1993 and 1992, the Partnership recorded a loss on the disposition of North Valley Phase I of approximately $3,400 and $2,293,900, respectively, for financial statement purposes. The loss of $2,297,300 represented the net book value of this property, the net cash outlay and transaction costs incurred by the Partnership in excess of the estimated market value of the property. In addition, for the year ended December 31, 1992 the Partnership also recorded an extraordinary gain on extinguishment of debt in connection with the disposition of this property of approximately $2,110,000 for financial statement purposes. This extraordinary gain on extinguishment of debt represented the excess property indebtedness over the estimated market value of the property. For the year ended December 31, 1992, the Partnership recorded a loss of approximately $85,100 on this disposition for tax purposes.

9. PROVISIONS FOR VALUE IMPAIRMENT:

In 1995, the Financial Accounting Standards Board agreed to issue a new standard entitled "Accounting for the Impairment of Long-Lived Assets" (the "Standard"). This Standard establishes guidance for determining if defined assets are impaired, and if so, how impairment losses should be measured and reported in the financial statements of companies. The carrying amounts of impaired assets will be required to be reduced to fair value. The Standard is effective for fiscal years beginning after December 15, 1995. The General Partner believes that implementation will not materially affect the Partnership's financial position or results of operations once the Standard becomes effective.

The Partnership recorded provisions for value impairment for the Ellis Building and Park Plaza in the amounts of $1,000,000 and $500,000, respectively, for the year ended December 31, 1994. Due to the uncertainty of the Partnership's ability to recover the net carrying value of these investment properties (prior to provision for value impairment) during the estimated remaining holding periods, it was appropriate to reduce the basis of these properties for financial statement purposes.

The joint venture which owns Holiday also recorded a provision for value impairment in the amount of $4,000,000 as of December 31, 1993. Pursuant to the joint venture agreement this provision for value impairment was allocated to the limited partners of the joint venture that owns Holiday, and not to the Partnership in 1993. For the year ended December 31, 1994, an additional provision for value impairment for Holiday was recorded in the amount of $2,000,000. Of this amount $655,200 was allocated to the limited partners of the joint venture to reduce their capital account to zero and the remaining amount was allocated to the General Partner's of which the Partnership's share is $672,400.

With respect to the disposition of Wellington C mentioned above, and the loss incurred, the Partnership had recorded a provision for value impairment in the amount of $2,000,000 for the year ended December 31, 1992.

The provision amounts were in part based on the General Partner's estimate of the current market value. These provisions for value impairment were considered non-cash events for the purposes of the Statements of Cash Flows, and were not included in the Partnership's calculation of Cash Flow (as defined by the Partnership Agreement) for the years ended December 31, 1994 and 1992, respectively.
  Copies of the Partnership's Form 10-K are
    available upon written request to the
        General Partner at no charge.

                                        FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. -- 3

                                     SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                     AS OF DECEMBER 31, 1994

   Column A                     Column C                      Column D                           Column E
  ---------           ----------------------------   --------------------------  ----------------------------------------------

                              Initial cost              Costs capitalized                    Gross amount carried
                             to Partnership          subsequent to acquisition                at close of period
                      ----------------------------   --------------------------  ----------------------------------------------
                                       Buildings                                             Buildings and
                                          and          Improve-      Carrying                     and
  Description            Land        Improvements       ments        Costs(1)       Land      Improvements       Total(2)(3)
  -----------         ----------     -------------   -----------   ------------  ----------  --------------    ----------------
Office Buildings:

Ellis Building
  (Sarasota, FL)      $  860,000     $ 5,405,600      $1,269,700     $ 25,900    $  860,000    $ 5,701,200      $ 6,561,200(4)
  (50% interest)

Park Plaza
  Professional
  Building
  (Houston, TX)          802,900      10,750,400       1,826,800       82,400       802,900     12,159,600       12,962,500(7)
  (50% interest)

3120 Southwest
  Freeway
  (Houston, TX)          245,700         440,600         401,700       10,200       245,700        852,500        1,098,200
  (25% interest)
                      ----------     -----------      ----------     --------    ----------    ----------      ------------
                      $1,908,600     $16,596,600      $3,498,200     $118,500    $1,908,600    $18,713,300      $20,621,900
                      ==========     ===========      ==========     ========    ==========    ===========      ===========


                                 Colmnn F       Column G      Column H       Column I
                              --------------   ---------      --------     ------------
                                                                             Life on
                                                                              which
                                                                           depreciation
                                                                            in latest
                               Accumulated       Date                         income
                               Depreciation     of con-         Date         statement
                                   (2)         struction      Acquired      is computed
                              --------------   ---------      --------     ------------

Office Buildings:

Ellis Building                                                                   35(5)
  (Sarasota, FL)               $ 1,696,000       1969           3/86            3-10(6)
  (50% interest)

Park Plaza
  Professional
  Building                                                                       35(5)
  (Houston, TX)                  3,072,300       1976          11/86            3-10(6)
  (50% interest)

3120 Southwest
  Freeway                                                                        35(5)
  (Houston, TX)                    255,800       1972           3/89            3-10(6)
  (25% interest)
                                ----------
                                $5,024,100
                                ==========

Column B - Not Applicable.

                 See accompanying notes on the following page.

               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. -- 3

                             NOTES TO SCHEDULE III


Note 1. Consists of legal fees, appraisal fees, title costs and other related professional fees.

Note 2.   The following is a reconciliation of activity in columns E and F:

                       December 31, 1994           December 31, 1993           December 31, 1992
                   --------------------------  ---------------------------  ---------------------------
                                Accumulated                   Accumulated                 Accumulated
                       Cost     Depreciation       Cost       Depreciation      Cost      Depreciation
                   -----------  -------------  ------------   ------------  -----------   -------------
Balance at
  beginning of
  year             $24,026,100   $4,448,800     $26,592,300   $3,891,700    $32,212,300    $3,105,800

Additions during
  year:

  Improvements         670,600                    1,078,200                     930,000

  Provisions for
    depreciation                    933,000                      812,200                      947,600

Deductions
  during year:

  Basis of real
    estate
    disposed        (2,574,800)                  (3,644,400)                 (3,485,000)

  Accumulated
    depreciation
    of real
    estate
    disposed                       (357,700)                    (255,100)                    (161,700)

  Provisions for
    value
    impairment      (1,500,000)                                              (3,065,000)
                   -----------   ----------     -----------   ----------    -----------    ----------
Balance at end
  of year          $20,621,900   $5,024,100     $24,026,100   $4,448,800    $26,592,300    $3,891,700
                   ===========   ==========     ===========   ==========    ===========    ==========

Note 3. The aggregate cost for Federal income tax purposes at December 31, 1994 is $22,121,900.

Note 4.   Includes provision for value impairment of $1,000,000.

Note 5.   Estimated useful life of building.

Note 6.   Estimated useful life of improvements.

Note 7.   Includes provision for value impairment of $500,000.