Form 10-Q
period 1995-03-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 3
filed 1995-05-15
CIK 757528

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549-1004


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                     March 31, 1995
                          -----------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to _____________________

     Commission File Number:                        0-14122
                            ---------------------------------------------------


                First Capital Institutional Real Estate, Ltd.-3
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Florida                                            36-3330657
- -------------------------------                       -------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

Two North Riverside Plaza, Suite 950, Chicago, Illinois          60606-2607
- -------------------------------------------------------      ------------------
        (Address of principal executive offices)                 (Zip Code)


                                (312)  207-0020
- -------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



- -------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


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

Documents incorporated by reference:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the definitive Prospectus dated January 17, 1985, included in the Registrant's Registration Statement on Form S-11, (Registration No. 2-79029), is incorporated herein by reference in Part I of this report.

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                    March 31,
                                                      1995      December 31,
                                                   (Unaudited)      1994
- ----------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                              $ 1,908,600  $ 1,908,600
 Buildings and improvements                         18,742,400   18,713,300
- ----------------------------------------------------------------------------
                                                    20,651,000   20,621,900
Accumulated depreciation and amortization           (5,232,100)  (5,024,100)
- ----------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                     15,418,900   15,597,800
Cash and cash equivalents                            8,411,100    8,442,900
Restricted cash                                         62,500       62,500
Investment in joint venture                          5,153,900    5,234,600
Rents receivable                                        48,400       24,800
Other assets (including amounts due from joint
 venture of $757,200 and $725,500, respectively)       777,200      757,600
- ----------------------------------------------------------------------------
                                                   $29,872,000  $30,120,200
- ----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses             $   229,200  $   360,000
 Due to Affiliates                                     135,100      107,400
 Security deposits                                      51,300       51,500
 Distributions payable                                 635,200      559,000
 Other liabilities                                      23,200        3,500
- ----------------------------------------------------------------------------
                                                     1,074,000    1,081,400
- ----------------------------------------------------------------------------
Partners' (deficit) capital:
 General Partner                                      (163,300)    (163,300)
 Limited Partners (45,737 Units authorized, issued
  and outstanding)                                  28,961,300   29,202,100
- ----------------------------------------------------------------------------
                                                    28,798,000   29,038,800
- ----------------------------------------------------------------------------
                                                   $29,872,000  $30,120,200
- ----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 1995
and the year ended December 31, 1994
(Unaudited)
(All dollars rounded to nearest 00s)

                                            General     Limited
                                            Partner    Partners       Total
- -------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1994                                      $(147,800) $31,764,300  $31,616,500
Net income (loss) for the year ended
 December 31, 1994                           140,400   (1,159,500)  (1,019,100)
Distributions for the year ended December
 31, 1994                                   (155,900)  (1,402,700)  (1,558,600)
- -------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1994                                       (163,300)  29,202,100   29,038,800
Net income for the quarter ended March
 31, 1995                                     63,500      330,900      394,400
Distributions for the quarter ended March
 31, 1995                                    (63,500)    (571,700)    (635,200)
- -------------------------------------------------------------------------------
Partners' (deficit) capital, March 31,
 1995                                      $(163,300) $28,961,300  $28,798,000
- -------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                       1995       1994
- -------------------------------------------------------------------------
Income:
 Rental                                             $  815,200 $  899,100
 Interest                                              143,000     64,300
 Income from participation in joint venture             69,300     49,600
- -------------------------------------------------------------------------
                                                     1,027,500  1,013,000
- -------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                         208,000    247,600
 Property operating:
  Affiliates                                            42,500     49,700
  Nonaffiliates                                        145,700    188,100
 Real estate taxes                                      79,400     91,700
 Insurance--Affiliate                                    6,100      7,700
 Repairs and maintenance                                94,700    118,200
 General and administrative:
  Affiliates                                            10,400     12,500
  Nonaffiliates                                         46,300     35,600
- -------------------------------------------------------------------------
                                                       633,100    751,100
- -------------------------------------------------------------------------
Net income                                          $  394,400 $  261,900
- -------------------------------------------------------------------------
Net income allocated to General Partner             $   63,500 $   25,000
- -------------------------------------------------------------------------
Net income allocated to Limited Partners            $  330,900 $  236,900
- -------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (45,737 Units authorized, issued and outstanding)  $     7.23 $     5.18
- -------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s)

                                                             1995        1994
- ---------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                               $  394,400  $  261,900
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                              208,000     247,600
  Changes in assets and liabilities:
   (Increase) in rents receivable                            (23,600)     (7,900)
   (Increase) decrease in other assets                       (19,600)      3,800
   (Decrease) in accounts payable and accrued expenses      (130,800)   (180,400)
   Increase in due to Affiliates                              27,700      22,400
   Increase (decrease) in other liabilities                   19,700     (43,900)
- ---------------------------------------------------------------------------------
    Net cash provided by operating activities                475,800     303,500
- ---------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements                (29,100)   (156,700)
 Distributions received from joint venture in excess of
  income allocated                                            80,700      23,200
 Collection of (payment on) loans to joint venture                        30,500
- ---------------------------------------------------------------------------------
    Net cash provided by (used for) investing activities      51,600    (103,000)
- ---------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                             (559,000)   (134,700)
 (Decrease) increase in security deposits                       (200)      7,000
- ---------------------------------------------------------------------------------
    Net cash (used for) by financing activities             (559,200)   (127,700)
- ---------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents         (31,800)     72,800
Cash and cash equivalents at the beginning of the period   8,442,900   5,831,100
- ---------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period        $8,411,100  $5,903,900
- ---------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 1995
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter ended March 31, 1995, are not necessarily indicative of the operating results for the year ending December 31, 1995.

The financial statements include the Partnership's interest in three joint ventures. The joint ventures were formed for the purpose of acquiring a 100% interest in certain real properties. These joint ventures are with affiliated partnerships, and like these partnerships are operated under the control of the General Partner. Accordingly, the Partnership's pro rata share of such ventures' revenues, expenses, assets and liabilities is included in the financial statements.

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

Certain reclassifications have been made to the previously reported 1994 statements in order to provide comparability with the 1995 statements. These reclassifications have not changed the 1994 results.

Cash equivalents are considered all highly liquid investments purchased with a maturity of three months or less.

Reference is made to the Partnership's annual report for the year ended December 31, 1994, for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim.

2. RELATED PARTY TRANSACTIONS:

Subsequent to May 16, 1986, the Termination of the Offering, the General Partner is entitled to 10% of distributable Cash Flow as its Partnership Management Fee. For the quarter ended March 31, 1995, the General Partner was allocated a Partnership Management Fee of approximately $63,500 in conjunction with the declaration of cash distributions to the Limited Partners.

In accordance with the Partnership Agreement, Net Profits are generally allocated first to the General Partner in an amount equal to the greater of the General Partner's Partnership Management Fee or 1% of Net Profits. The balance of Net Profits, if any, is allocated to the Limited Partners. Net Losses (exclusive of Net Losses from the sale or disposition of a Partnership property) are allocated 1% to the General Partner and 99% to the Limited Partners. For the quarter ended March 31, 1995 the General Partner was allocated Net Profits of approximately $63,500. Net Losses from the sale or disposition of a Partnership property are allocated first, to the General Partner and Limited Partners pro rata, in proportion to the positive balance in their capital accounts until the positive balance is reduced to zero and second, the balance, if any, ninety-nine percent (99%) to the Limited Partners and one percent (1%) to the General Partner. Notwithstanding anything to the contrary, the General Partner shall be allocated not less than one percent (1%) of Net Losses from the sale or disposition of a Partnership property.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter ended March 31, 1995 were as follows:

                                                        Paid   Payable
- -----------------------------------------------------------------------
Property management and leasing fees                   $20,900 $ 84,200
Reimbursement of property insurance premiums, at cost     None    6,100
Real estate commissions (a)                               None   40,200
Reimbursement of expenses, at cost:
 (1) Accounting                                          5,500    2,300
 (2) Investor communication                              4,800    2,300
 (3) Legal                                                 100     None
- -----------------------------------------------------------------------
                                                       $31,300 $135,100
- -----------------------------------------------------------------------

(a) As of March 31, 1995, $40,200 was due to the General Partner for real estate commissions earned in connection with the disposition of Wellington A and the sale of Wellington B in the Wellington North Office Complex. These commissions have been accrued but not paid. Under the terms of the Partnership Agreement, these commissions will not be paid until such time as the Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution plus a cumulative return (including all Cash Flow which has been distributed to the Limited Partners) of 6% simple interest per annum on their Capital Investment from the initial date of investment.
    The accompanying notes are an integral part of the financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reference is made to the Partnership's annual report for the year ended December 31, 1994, for a discussion of the Partnership's business.

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

                                                      Comparative Cash Flow
                                                         Results For the
                                                         Quarters Ended
                                                       3/31/95     3/31/94
- ----------------------------------------------------------------------------
Amount of Cash Flow (as defined in the Partnership
 Agreement)                                          $   690,700 $   593,500
Capital Investment                                   $44,893,000 $44,893,000
Annualized return on Capital Investment (Annualized
 Cash Flow/Capital Investment)                             6.16%       5.29%
- ----------------------------------------------------------------------------

As the Partnership progresses through the disposition phase of its life cycle, comparisons of Cash Flow results between the periods presented in the table are complicated due to the timing and effect of property sales and dispositions. Partnership Cash Flow is generally expected to decline as real property interests are sold since the Partnership no longer receives Cash Flow generated from such real property interests. Accordingly, rental income, property operating expenses, repairs and maintenance and real estate taxes are expected to decline as well, but will continue to comprise the significant components of Cash Flow and operating results until the final property sale. Also, during the disposition phase, cash and cash equivalents increase as sale proceeds are received and decrease as the Partnership utilizes such proceeds for the purposes of distributions to Limited Partners or making improvements to the Partnership's remaining properties. Sale proceeds are excluded from the determination of Cash Flow. On June 8, 1994 ("Wellington "C' ") of the Wellington North Office Complex was sold.

The increase in Cash Flow of approximately $97,200 for the quarter ended March 31, 1995 when compared to the quarter ended March 31, 1994 was due to the following: 1) increased operating results at the Park Plaza Professional Building ("Park Plaza"), 3120 Southwest Freeway and the Ellis Building of approximately $9,200, $4,700 and $3,300, respectively; 2) increased interest earned on short-term investments of approximately
$78,700 due to an increase in funds available for such investments as well as an increase in rates available; 3) the receipt of refunds of approximately $19,500 for Wellington C and 4) an increase in operating results for the Partnership's investment in the joint venture which owns Holiday Office Park North and South ("Holiday") of approximately $24,100. Partially offsetting these increases was a decrease in Cash Flow of approximately $40,100 due to the absence of Wellington C.

Rental revenues at Park Plaza for the quarters ended March 31, 1995 and 1994 were approximately $444,500 and $446,100, respectively. The average occupancy rate remained at 88% for the quarters ended March 31, 1995 and 1994. Contributing to the increase in operating results for this property were decreases in repairs and maintence and property operating expenses of approximately $4,500 and $13,400, respectively, partially offset by an increase in real estate tax expense of approximately $7,400.

Rental revenues at 3120 Southwest Freeway for the quarters ended March 31, 1995 and 1994 were approximately $62,600 and $57,300, respectively. The increase in rental revenues was due to an increase in the average quarterly occupancy rate from 91% in 1994 to 96% in 1995.

Rental revenues at the Ellis Building for the quarter ended March 31, 1995 and 1994 were approximately $288,600 and $277,300, respectively. The increase in rental revenues was primarily due to an increase in the average quarterly occupancy rate as well as to the base rental rate charged to new and renewing tenants, offset by a decrease in tenant reimbursements for real estate taxes. The three-month average occupancy rate increased from 88% in 1994 to 96% in 1995. Partially offsetting the increase in operating results were increases in repairs and maintenance and property operating expenses of approximately $2,600 and $7,000, respectively.

Rental revenues at Wellington C for the quarter ended March 31, 1994 were approximately $118,400.

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

LIQUIDITY AND CAPITAL RESOURCES
The decrease in the Partnership's cash position as of March 31, 1995 when compared to December 31, 1994 was primarily the result of distributions paid to Partners and payments for capital and tenant improvements exceeding net cash provided by operating activities. Liquid assets of the Partnership as of March 31, 1995 were comprised of working capital reserves and undistributed Cash Flow.

Net cash provided by operating activities continues to be the Partnership's primary source of funds. Net cash provided by operating activities increased from $303,500 for the quarter ended March 31, 1994 to $475,800 for the quarter ended March 31, 1995. This increase was primarily due the increase in operating results discussed above as well as to the timing of the payment of certain Partnership expenses.

Net cash (used for) provided by investing activities changed from ($103,000) for the quarter ended March 31, 1994 to $51,600 for the quarter ended March 31, 1995. This change was primarily due to an increase in distributions received from joint venture in excess of income allocated and to a decrease in payments made for capital and tenant improvements. During the quarter ended March 31, 1995, the Partnership spent approximately $29,100 for capital and tenant improvements and has budgeted to spend approximately $893,000 during the remainder of 1995. Of the remaining budgeted amount, approximately $525,000, $215,000 and $150,000 relates to anticipated capital and tenant improvements and leasing costs expected to be incurred at Holiday, Park Plaza and the Ellis Building, respectively. The General Partner believes these improvements are necessary in order to maintain occupancy levels in very competitive markets, as well as to maximize rental rates charged to new and renewing tenants.

Net cash used for financing activities increased from $127,700 for the quarter ended March 31, 1994 to $559,200 for the quarter ended March 31, 1995, primarily due to the increase in the payment of cash distributions to Partners.

The General Partner continues to take a conservative approach to projections of future rental income and to maintain higher levels of cash reserves for the Partnership. The higher levels of cash reserves are needed due to the anticipated capital and tenant improvements necessary to be made to the Partnership's properties during the next several years. As a result of this, the Partnership continues to reserve amounts from Cash Flow to supplement working capital reserves. For the quarter ended March 31, 1995, Cash Flow retained to supplement working capital reserves approximated $55,500.

Distributions to Limited Partners for the quarter ended March 31, 1995 were declared at an annualized rate of 5.09% on total Capital Investment. Cash distributions are made 60 days after the quarter-end. The amount of future distributions to the Limited Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the amount of Cash Flow retained for future cash requirements. Therefore, there can be no assurance of the availability or the amount of Cash Flow for distribution to investors.

                          PART II. OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K:
- -------   ---------------------------------

      (a) Exhibits: Financial Data Schedule

      (b) Reports on Form 8-K:

          There were no reports filed on Form 8-K during the quarter ended March 31, 1995.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 3

                        BY:  FIRST CAPITAL FINANCIAL CORPORATION
                             GENERAL PARTNER


Date: May 12, 1995      By:  /s/        DOUGLAS CROCKER II
      ------------           ---------------------------------------
                                        DOUGLAS CROCKER II
                              President and Chief Executive Officer

Date: May 12, 1995      By:  /s/         NORMAN M. FIELD
      ------------           ---------------------------------------
                                         NORMAN M. FIELD
                              Vice President - Finance and Treasurer