Form 10-Q
period 1995-06-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 3
filed 1995-08-14
CIK 757528

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549-1004

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                            June 30, 1995
       For the period ended ____________________________________________________

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ___________________ to ___________________

                                                     0-14122
       Commission File Number: _________________________________________________


               First Capital Institutional Real Estate, Ltd. - 3
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Florida                                               36-3330657
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

Two North Riverside Plaza, Suite 950, Chicago, Illinois          60606-2607
-------------------------------------------------------      -------------------
      (Address of principal executive offices)                   (Zip Code)

                                (312) 207-0020
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                    June 30,
                                                      1995      December 31,
                                                   (Unaudited)      1994
----------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                              $ 1,908,600  $ 1,908,600
 Buildings and improvements                         18,788,100   18,713,300
----------------------------------------------------------------------------
                                                    20,696,700   20,621,900
Accumulated depreciation and amortization           (5,439,500)  (5,024,100)
----------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                     15,257,200   15,597,800
Cash and cash equivalents                            8,449,600    8,442,900
Restricted certificates of deposit                      62,500       62,500
Investment in joint venture                          5,083,500    5,234,600
Rents receivable                                        33,000       24,800
Other assets (including amounts due from joint
 venture of $780,900 and $725,500, respectively)       800,700      757,600
----------------------------------------------------------------------------
                                                   $29,686,500  $30,120,200
----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses             $   293,900  $   360,000
 Due to Affiliates                                     125,700      107,400
 Security deposits                                      50,000       51,500
 Distributions payable                                 660,700      559,000
 Other liabilities                                       5,000        3,500
----------------------------------------------------------------------------
                                                     1,135,300    1,081,400
----------------------------------------------------------------------------
Partners' (deficit) capital:
 General Partner                                      (163,300)    (163,300)
 Limited Partners (45,737 Units authorized, issued
  and outstanding)                                  28,714,500   29,202,100
----------------------------------------------------------------------------
                                                    28,551,200   29,038,800
----------------------------------------------------------------------------
                                                   $29,686,500  $30,120,200
----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 1995
and the year ended December 31, 1994
(Unaudited)
(All dollars rounded to nearest 00s)

                                           General     Limited
                                           Partner    Partners       Total
------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1994                          $(147,800) $31,764,300  $31,616,500
Net income for the year ended
 December 31, 1994                          140,400   (1,159,500)  (1,019,100)
Distributions for the year ended
 December 31, 1994                         (155,900)  (1,402,700)  (1,558,600)
------------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1994                         (163,300)  29,202,100   29,038,800
Net income for the six months ended June
 30, 1995                                   129,600      678,700      808,300
Distributions for the six months ended
 June 30, 1995                             (129,600)  (1,166,300)  (1,295,900)
------------------------------------------------------------------------------
Partners' (deficit) capital,
 June 30, 1995                            $(163,300) $28,714,500  $28,551,200
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                              1995      1994
------------------------------------------------------------------------------
Income:
 Rental                                                    $  748,200 $861,900
 Interest                                                     175,900   71,400
 Income from participation in joint venture                   121,500   63,900
------------------------------------------------------------------------------
                                                            1,045,600  997,200
------------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                                207,400  244,000
 Property operating:
  Affiliates                                                   37,800   83,600
  Nonaffiliates                                               143,900  123,600
 Real estate taxes                                             79,400   95,200
 Insurance--Affiliate                                           6,400    8,100
 Repairs and maintenance                                       98,400  132,500
 General and administrative:
  Affiliates                                                    6,800   10,500
  Nonaffiliates                                                51,600   52,400
 Loss on sale of Property                                               48,700
------------------------------------------------------------------------------
                                                              631,700  798,600
------------------------------------------------------------------------------
Net income                                                 $  413,900 $198,600
------------------------------------------------------------------------------
Net income allocated to General Partner                    $   66,100 $ 30,000
------------------------------------------------------------------------------
Net income allocated to Limited Partners                   $  347,800 $168,600
------------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (45,737
 Units authorized, issued and outstanding)                 $     7.60 $   3.69
------------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                       1995       1994
-------------------------------------------------------------------------
Income:
 Rental                                             $1,543,900 $1,761,000
 Interest                                              318,900    135,700
 Income from participation in joint venture            190,800    113,500
-------------------------------------------------------------------------
                                                     2,053,600  2,010,200
-------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                         415,400    491,600
 Property operating:
  Affiliates                                            86,400    134,100
  Nonaffiliates                                        283,500    310,900
 Real estate taxes                                     158,700    186,400
 Insurance--Affiliate                                   12,500     16,300
 Repairs and maintenance                               173,600    250,700
 General and administrative:
  Affiliates                                            17,200     20,300
  Nonaffiliates                                         98,000     90,700
 Loss on sale of Property                                          48,700
-------------------------------------------------------------------------
                                                     1,245,300  1,549,700
-------------------------------------------------------------------------
Net income                                          $  808,300 $  460,500
-------------------------------------------------------------------------
Net income allocated to General Partner             $  129,600 $   55,000
-------------------------------------------------------------------------
Net income allocated to Limited Partners            $  678,700 $  405,500
-------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (45,737 Units authorized, issued and outstanding)  $    14.84 $     8.87
-------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s)

                                                         1995         1994
------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                           $   808,300  $  460,500
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                           415,400     491,600
  Loss on sale of property                                             48,700
 Changes in assets and liabilities:
  (Increase) decrease in rents receivable                  (8,200)     10,400
  Decrease in other assets                                 12,200      44,300
  (Decrease) in accounts payable and accrued expenses     (66,100)   (195,000)
  Increase in due to Affiliates                            18,300      25,200
  Increase (decrease) in other liabilities                  1,500     (41,700)
------------------------------------------------------------------------------
   Net cash provided by operating activities            1,181,400     844,000
------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from the sale or disposition of property                  2,170,300
 Payments for capital and tenant improvements             (74,800)   (287,300)
 Distributions received from joint venture in excess
  of income allocated                                     151,100      99,100
 (Funding of) collection of loans to joint venture        (55,300)     47,600
------------------------------------------------------------------------------
   Net cash provided by investing activities               21,000   2,029,700
------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                        (1,194,200)   (384,700)
 (Decrease) in security deposits                           (1,500)    (21,300)
------------------------------------------------------------------------------
   Net cash (used for) financing activities            (1,195,700)   (406,000)
------------------------------------------------------------------------------
Net increase in cash and cash equivalents                   6,700   2,467,700
Cash and cash equivalents at the beginning of the
 period                                                 8,442,900   5,831,100
------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period    $ 8,449,600  $8,298,800
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 1995

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 1995 are not necessarily indicative of the operating results for the year ending December 31, 1995.

The financial statements include the Partnership's interest in three joint ventures with Affiliated partnerships. The joint ventures were formed for the purpose of acquiring a 100% interest in certain real properties. These joint ventures are operated under the common control of the General Partner. Accordingly, the Partnership's pro rata share of such ventures' revenues, expenses, assets and liabilities is included in the financial statements.

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

Reference is made to the Partnership's annual report for the year ended December 31, 1994, for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise stated herein.

2. RELATED PARTY TRANSACTIONS:

Subsequent to May 16, 1986, the Termination of the Offering, the General Partner is entitled to 10% of distributable Cash Flow as its Partnership Management Fee. For the quarter and six months ended June 30, 1995, the General Partner was allocated a Partnership Management Fee of approximately $66,100 and $129,600, respectively, in conjunction with the declaration of cash distributions to the Limited Partners.

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

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 1995 are as follows:

                                                            Paid
                                                       ---------------
                                                                 Six
                                                       Quarter Months  Payable
-------------------------------------------------------------------------------
Property management and leasing fees                   $45,000 $65,900 $ 80,900
Reimbursement of property insurance premiums, at cost   12,500  12,500     None
Real estate commission (a)                                None    None   40,200
Reimbursement of expenses, at cost:
 (1) Accounting                                          3,100   8,600    2,300
 (2) Investor communication                              2,900   7,700    2,300
 (3) Legal                                               4,100   4,200     None
-------------------------------------------------------------------------------
                                                       $67,600 $98,900 $125,700
-------------------------------------------------------------------------------

(a) As of June 30, 1995, $40,200 was due to the General Partner for real estate commissions earned in connection with the sale and disposition of Partnership properties. These commissions have been accrued but not paid. Under the terms of the Partnership Agreement, these commissions will not be paid until such time as the Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution plus a cumulative return (including all Cash Flow which has been distributed to the Limited Partners) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

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

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the quarters and six months ended June 30, 1995 and 1994. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                                         Comparative Operating Results (a)
                                        For the Quarters      For the Six
                                              Ended          Months Ended
                                        6/30/95  6/30/94   6/30/95  6/30/94
-----------------------------------------------------------------------------
PARK PLAZA
 PROFESSIONAL BUILDING
Rental revenues                         $413,100 $448,600  $857,600 $894,700
-----------------------------------------------------------------------------
Property net income                     $ 97,300 $110,800  $233,700 $229,900
-----------------------------------------------------------------------------
Average occupancy                          87.9%    87.4%     88.1%    87.7%
-----------------------------------------------------------------------------
ELLIS BUILDING
Rental revenues                         $276,000 $257,900  $564,600 $535,100
-----------------------------------------------------------------------------
Property net income                     $ 76,300 $ 52,300  $154,200 $133,600
-----------------------------------------------------------------------------
Average occupancy                          95.7%    93.8%     95.8%    90.7%
-----------------------------------------------------------------------------
3120 SOUTHWEST FREEWAY OFFICE BUILDING
Rental revenues                         $ 59,100 $ 57,300  $121,700 $114,600
-----------------------------------------------------------------------------
Property net income                     $  2,600 $ (2,300) $  8,400 $   (500)
-----------------------------------------------------------------------------
Average occupancy                          92.3%    89.1%     94.1%    89.9%
-----------------------------------------------------------------------------
WELLINGTON C; WELLINGTON
 NORTH OFFICE COMPLEX (B)
Rental revenues                                  $ 98,100           $216,600
-----------------------------------------------------------------------------
Property net income                              $  7,600           $  8,800
-----------------------------------------------------------------------------
Average occupancy                                   90.9%              90.3%
-----------------------------------------------------------------------------

(a) The above table excludes certain income and expense items which are either not directly related to individual property operating results such as interest income, general and administrative expenses and income from participation in joint venture or are related to properties previously owned by the Partnership.
(b) This property was sold on June 8, 1994. The property net income excludes loss on sale of property of ($48,700) which is included in the Statements of Income and Expenses for the quarter and six month periods ended June 30, 1994.

Net income for the Partnership increased $215,300 and $347,800, respectively, for the quarter and six months ended June 30, 1995 when compared to the quarter and six months ended June 30, 1994. The primary reason for this change was the sale of Wellington North Office Complex ("Wellington "C" ") on June 8, 1994. The sale of this property accounted for the significant decreases in rental income, interest expense, property operating expenses, depreciation and amortization expense, real estate tax expense, insurance expense and repairs and maintenance. Accordingly, the comparison of operating results between periods is complicated. For further information regarding the sale of Wellington C, refer to note (b) to above table.

Net income, exclusive of Wellington C, increased $174,100 or 72.6% for the quarter ended June 30, 1995 when compared to the quarter ended June 30, 1994. The increase in net income for the quarterly periods under comparison was primarily due to: 1) improved operating results at the Ellis Building ("Ellis") and 3120 Southwest Freeway ("Southwest Freeway") totaling approximately $28,900; 2) increased interest income of approximately $104,500 or 146.4% due to an increase in rates available on the Partnership's short-term investments and 3) an increase in income from the Partnership's equity investment in the joint venture which owns Holiday North and South Office Park ("Holiday") of approximately $57,600. Partially offsetting the increase in net income for the quarterly periods under comparison was decreased operating results at Park Plaza Professional Building ("Park Plaza") of approximately $13,500.

Net income, exclusive of Wellington C, increased $307,900 or 61.5% for the six months ended June 30, 1995 when compared to the six months ended June 30, 1994. The increase in net income for the six month periods under comparison was primarily due to: 1) increased operating results at all of the Partnership's properties totaling $33,300; 2) increased interest income of $183,200 or 57.4% due to the increase in rates as stated above and 3) an increase in income from the Partnership's equity investment in the joint venture which owns Holiday of approximately $77,300. Partially offsetting the increase in net income for the six month periods under comparison was increased general and administrative expenses of approximately $4,300 or 3.9% due to an increase in professional fees and printing and mailing costs.

For purposes of the following comparative discussion, the operating results of Wellington C have been excluded.

Rental revenues decreased by approximately $15,600 and $500, respectively, for the quarter and six months ended June 30, 1995 when compared to the quarter and six months ended June 30, 1994. The primary factors which caused the decrease in rental revenues were lower tenant expense reimbursements as a result of an overestimate of prior year billings, a decrease in parking lot income in 1995 and the recognition of security deposits as income in 1994 at Park Plaza. Partially offsetting the decrease in rental revenues were increased rental revenues at Ellis and Southwest Freeway due to an increase in occupancy.

Real estate tax expense increased by approximately $6,500 or 8.9% and $12,800 or 8.8%, respectively, for the quarter and six months ended June 30, 1995 when compared to the quarter and six months ended June 30, 1994. The increase in real estate tax expense was primarily due to a projected increase in the property valuation and tax rate at Park Plaza, partially offset by a decrease at Ellis as a result of a lower estimated liability in 1995 when compared to 1994.

Repairs and maintenance expense decreased approximately $13,400 or 12% and $13,100 or 6.4%, respectively, for the quarter and six months ended June 30, 1995 when compared to the quarter and six months ended June 30, 1994. The primary factor which caused the decrease was a reduction in salaries to maintenance personnel at Park Plaza.

Property operating expenses decreased by approximately $5,500 or 2.9% and $20,600 or 5.3%, respectively, for the comparable periods. The primary property operating expenses that decreased were management fees, leasing costs and utilities at Park Plaza and lower utilities at Southwest Freeway.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

To increase and or maintain occupancy levels at the Partnership's properties, the General Partner, through its Affiliated asset and property management groups, continues to take the necessary actions deemed appropriate for the properties discussed above. Some of these actions include: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenants and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its three remaining properties and investment in joint venture. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Limited Partners from Partnership operations. To the extent cumulative cash distributions exceed net income, such excess distributions will be treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to Partnership net income or cash flows as defined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined by the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as defined by GAAP. The following table includes a reconciliation of Cash Flow (as defined by the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP and are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Cash Flow.

                                                    Comparative Cash Flow
                                                     Results For the Six
                                                         Months Ended
                                                      6/30/95     6/30/94
----------------------------------------------------------------------------
Amount of Cash Flow (as defined in the Partnership
 Agreement)                                         $ 1,202,900  $1,132,000
Items of reconciliation:
 Income from participation in joint venture             190,800     113,500
 Distributions from joint venture                      (170,000)   (244,700)
 Decrease in current assets                               4,000      54,700
 (Decrease) in current liabilities                      (46,300)   (211,500)
----------------------------------------------------------------------------
 Net cash provided by operating activities          $ 1,181,400  $  844,000
----------------------------------------------------------------------------
 Net cash provided by investing activities          $    21,000  $2,029,700
----------------------------------------------------------------------------
 Net cash (used for) financing activities           $(1,195,700) $ (406,000)
----------------------------------------------------------------------------

The increase in Cash Flow (as defined by the Partnership Agreement) of approximately $70,900 for the six months ended June 30, 1995 when compared to six months ended June 30, 1994 was primarily due to the increase in net income, as previously discussed, exclusive of depreciation and amortization.

The Partnership's cash position remained stable as of June 30, 1995 when compared to December 31, 1994, due to cash flow provided by operating activities and distributions received from joint venture in excess of income allocated exceeding distributions paid to Partners and payments made for capital and tenant improvements. Liquid assets of the Partnership are comprised of amounts held for working capital purposes.

The increase in net cash provided by operating activities of approximately $337,400 for the six months ended June 30, 1995 when compared to the six months ended June 30, 1994 was primarily due to the increase in net income, as previously discussed, and an increase in income from participation in joint venture, partially offset by the timing of the collection of tenant's rental payments and payment of certain Partnership's expenses.

The decrease in net cash provided by investing activities of $2,008,700 for the six months ended June 30, 1995 when compared to the six months ended June 30, 1994, was primarily due to the net proceeds received from the sale of Norwest on June 8, 1994. Also affecting the change in net cash provided by investing activities was the decrease in payments made for capital and tenant improvements to the Partnership's properties.

During the six months ended June 30, 1995, the Partnership spent $74,800 for building and tenant improvements and has budgeted to spend an approximately $347,000 during the remainder of 1995. Of the remaining budgeted amount, approximately $175,000 and $140,000 relates to anticipated capital and tenant improvements and leasing costs expected to be incurred at Park Plaza and Ellis, respectively. In addition, $500,000 is budgeted for capital and tenant improvements for the Partnership's joint venture investment in Holiday. The General Partner believes these expenditures are necessary to maintain occupancy levels in very competitive markets and ready the remaining properties for disposition.

The increase in net cash (used for) financing activities was $789,700 for the six months ended June 30, 1995 when compared to the six months ended June 30, 1994 was due primarily to an increase in distributions paid to Partners.

The General Partner continues to take a conservative approach to projections of future rental income and to maintain high levels of cash reserves due to the anticipated capital and tenant improvements necessary to be made at the Partnership's properties during the next several years. The Partnership utilized approximately $93,000 of previously undistributed Cash Flow (as defined by the Partnership Agreement) for a portion of the funds to be distributed to the Partners subsequent to June 30, 1995.

Distributions to Limited Partners for the quarter ended June 30, 1995 were declared in the amount of $13.00 per Unit. Cash distributions are made 60 days after quarter end. The amount of future distributions to Limited Partners will ultimately be dependent upon the performance of the Partnership's investments, as well as the amount of cash retained in the future to supplement working capital reserves. Accordingly, there can be no assurance of the availability of cash for distribution to Partners.

                          PART II.  OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K:

           (a) Exhibits:  Financial Data Schedule

           (b) Reports on Form 8-K:

               There were no reports filed on Form 8-K during the quarter ended June 30, 1995.

                                  SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                              FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 3

                              BY: FIRST CAPITAL FINANCIAL CORPORATION
                                  GENERAL PARTNER



Date:  August 14, 1995        By: /s/          DOUGLAS CROCKER II
       ---------------            ---------------------------------------------
                                               DOUGLAS CROCKER II
                                      President and Chief Executive Officer



Date:  August 14, 1995        By: /s/           NORMAN M. FIELD
       ---------------            ---------------------------------------------
                                                NORMAN M. FIELD
                                      Vice President - Finance and Treasurer