Form 10-Q
period 1995-09-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 3
filed 1995-11-14
CIK 757528

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the period ended                   September 30, 1995
                         -------------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                     to
                                   -------------------    ----------------------
    Commission File Number:                       0-14122
                           -----------------------------------------------------

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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                   September 30,
                                                       1995      December 31,
                                                    (Unaudited)      1994
-----------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                               $ 1,908,600  $ 1,908,600
 Buildings and improvements                          18,909,500   18,713,300
-----------------------------------------------------------------------------
                                                     20,818,100   20,621,900
Accumulated depreciation and amortization            (5,651,000)  (5,024,100)
-----------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                      15,167,100   15,597,800
Cash and cash equivalents                             8,325,900    8,442,900
Restricted certificates of deposit                       62,500       62,500
Investment in joint venture                           5,032,300    5,234,600
Rents receivable                                         23,300       24,800
Other assets (including amounts due from joint
 venture of $810,900 and $725,500, respectively)        828,800      757,600
-----------------------------------------------------------------------------
                                                    $29,439,900  $30,120,200
-----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses              $   379,600  $   360,000
 Due to Affiliates                                      152,400      107,400
 Security deposits                                       51,200       51,500
 Distributions payable                                  686,100      559,000
 Other liabilities                                        2,900        3,500
-----------------------------------------------------------------------------
                                                      1,272,200    1,081,400
-----------------------------------------------------------------------------
Partners' (deficit) capital:
 General Partner                                       (163,300)    (163,300)
 Limited Partners (45,737 Units authorized, issued
  and outstanding)                                   28,331,000   29,202,100
-----------------------------------------------------------------------------
                                                     28,167,700   29,038,800
-----------------------------------------------------------------------------
                                                    $29,439,900  $30,120,200
-----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 1995
and the year ended December 31, 1994
(Unaudited)
(All dollars rounded to nearest 00s)

                                          General     Limited
                                          Partner    Partners       Total
-----------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1994                         $(147,800) $31,764,300  $31,616,500
Net income (loss) for the year ended
 December 31, 1994                         140,400   (1,159,500)  (1,019,100)
Distributions for the year ended
 December 31, 1994                        (155,900)  (1,402,700)  (1,558,600)
-----------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1994                        (163,300)  29,202,100   29,038,800
Net income for the nine months ended
 September 30, 1995                        198,200      912,600    1,110,800
Distributions for the nine months ended
 September 30, 1995                       (198,200)  (1,783,700)  (1,981,900)
-----------------------------------------------------------------------------
Partners' (deficit) capital,
 September 30, 1995                      $(163,300) $28,331,000  $28,167,700
-----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                             1995      1994
------------------------------------------------------------------------------
Income:
 Rental                                                    $782,400 $  805,200
 Interest                                                   137,500     99,700
 Income from participation in joint venture                  61,200    159,400
------------------------------------------------------------------------------
                                                            981,100  1,064,300
------------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                              211,500    219,000
 Property operating:
 Affiliates                                                  53,200     35,300
 Nonaffiliates                                              154,700    157,200
 Real estate taxes                                           79,300     72,800
 Insurance--Affiliate                                         6,200      6,200
 Repairs and maintenance                                    122,200     96,900
 General and administrative:
 Affiliates                                                  20,300      8,700
 Nonaffiliates                                               31,200     41,700
------------------------------------------------------------------------------
                                                            678,600    637,800
------------------------------------------------------------------------------
Net income                                                 $302,500 $  426,500
------------------------------------------------------------------------------
Net income allocated to General Partner                    $ 68,600 $   44,500
------------------------------------------------------------------------------
Net income allocated to Limited Partners                   $233,900 $  382,000
------------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (45,737
 Units issued and outstanding)                             $   5.11 $     8.35
------------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1995       1994
------------------------------------------------------------------------
Income:
 Rental                                            $2,326,300 $2,566,200
 Interest                                             456,400    235,400
 Income from participation in joint venture           252,000    272,900
------------------------------------------------------------------------
                                                    3,034,700  3,074,500
------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                        626,900    710,600
 Property operating:
 Affiliates                                           139,600    169,300
 Nonaffiliates                                        438,200    468,100
 Real estate taxes                                    238,000    259,400
 Insurance--Affiliate                                  18,700     22,400
 Repairs and maintenance                              295,800    347,600
 General and administrative:
 Affiliates                                            37,500     29,000
 Nonaffiliates                                        129,200    132,400
 Loss on sale of Property                                         48,700
------------------------------------------------------------------------
                                                    1,923,900  2,187,500
------------------------------------------------------------------------
Net income                                         $1,110,800 $  887,000
------------------------------------------------------------------------
Net income allocated to General Partner            $  198,200 $   99,500
------------------------------------------------------------------------
Net income allocated to Limited Partners           $  912,600 $  787,500
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (45,737 Units issued and outstanding)             $    19.95 $    17.22
------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s)

                                                           1995        1994
-------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                             $1,110,800  $  887,000
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Depreciation and amortization                             626,900     710,600
 Loss on sale of property                                               48,700
 Changes in assets and liabilities:
  Decrease in rents receivable                               1,500      36,000
  Decrease in other assets                                  14,200      46,000
  Increase (decrease) in accounts payable and accrued
   expenses                                                 19,600    (107,100)
  Increase in due to Affiliates                             45,000      21,800
  (Decrease) in other liabilities                             (600)    (43,200)
-------------------------------------------------------------------------------
   Net cash provided by operating activities             1,817,400   1,599,800
-------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from the sale or disposition of property                   2,168,500
 Payments for capital and tenant improvements             (196,200)   (593,600)
 Distributions received from investment in joint
  venture in excess of income allocated                    202,300      24,600
 (Funding of) collection of loans to joint venture, net    (85,400)     59,600
-------------------------------------------------------------------------------
   Net cash (used for) provided by investing activities    (79,300)  1,659,100
-------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                         (1,854,800)   (689,700)
 (Decrease) in security deposits                              (300)    (17,400)
-------------------------------------------------------------------------------
   Net cash (used for) financing activities             (1,855,100)   (707,100)
-------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                 (117,000)  2,551,800
Cash and cash equivalents at the beginning of the
 period                                                  8,442,900   5,831,100
-------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period      $8,325,900  $8,382,900
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 1995
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DEFINITION OF SPECIAL TERMS:
Capitalized terms used in this report have the same meaning as those terms have in the Partnership's Registration Statement filed with the Securities and Exchange Commission on Form S-11. Definitions of these terms are contained in
Article III of the First Amended and Restated Certificate and Agreement of Limited Partnership, which is included in the Registration Statement and incorporated herein by reference.

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with generally accepted accounting principles. Under this method of accounting, revenues are recorded when earned and expenses are recorded when incurred.

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 1995 are not necessarily indicative of the operating results for the year ending December 31, 1995.

Certain reclassifications have been made to the previously reported 1994 statements in order to provide comparability with the 1995 statements. These reclassifications have no effect on net income or Partners' capital.

The financial statements include the Partnership's 50% interest in two joint ventures and a 25% interest in another joint venture with Affiliated partnerships. These joint ventures were formed for the purpose of each acquiring a 100% interest in certain real property and are operated under the common control of the General Partner. In addition, the 1994 financial statements included the Partnership's 50% interest in a joint venture with an Affiliated partnership. These joint ventures were operated under the common control of the General Partner. Accordingly, the Partnership's pro rata share of the ventures' revenues, expenses, assets, liabilities and capital is included in the financial statements.

Cash equivalents are considered all highly liquid investments purchased with maturity of three months or less.

Investment in joint venture represents the Partnership's interest accounted for under the equity method of accounting, in a joint venture with an Affiliated partnership. The joint venture was formed for the purpose of acquiring a preferred majority interest in a joint venture with the seller of the Holiday Office Park North and South in Lansing, Michigan. Under the equity method of accounting, the Partnership recorded its initial interest in the joint venture at cost and adjusts its investment account for its pro rata share of the venture's income or loss and its distributions of cash flow (as defined by the joint venture limited partnership agreement).

Reference is made to the Partnership's annual report for the year ended December 31, 1994 for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to May 16, 1986, the Termination of the Offering, the General Partner is entitled to 10% of distributable Cash Flow (as defined by the Partnership Agreement) as a Partnership Management Fee. In addition, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner and, the balance, if any, to the Unit Holders. Net Losses (exclusive of Net Losses from the sale or disposition of Partnership properties) are allocated 1% to the General Partner and 99% to the Unit Holders. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to all Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the positive balance in its Capital Account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and third, the balance, if any, to the Unit Holders. Net Losses from the sale or disposition of Partnership properties are allocated: first, after giving effect to any distributions of Sale Proceeds from the transaction to all Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partners and 99% to the Unit Holders. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and nine months ended September 30, 1995, the General Partner was entitled to a Partnership Management Fee and, accordingly, Net Profits of approximately $68,600 and $198,200, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 1995 were as follows:

                                                          Paid
                                                  --------------------
                                                  Quarter  Nine Months Payable
-------------------------------------------------------------------------------
Property management and leasing fees              $ 38,000  $103,900   $ 94,600
Reimbursement of property insurance premiums, at
 cost                                                6,200    18,700       None
Real estate commission (a)                            None      None     40,200
Reimbursement of expenses, at cost:
 (1) Accounting                                      3,900    12,500      6,400
 (2) Investor communication                          3,200    10,900     11,200
 (3) Legal                                           2,600     6,800       None
-------------------------------------------------------------------------------
                                                  $ 53,900  $152,800   $152,400
-------------------------------------------------------------------------------

(a) As of September 30, 1995, the Partnership owed approximately $40,200 to the General Partner for real estate commissions earned in connection with the sales of Partnership properties. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, no Affiliate of the General Partner may receive payment of a real estate commission upon the sale of a Partnership property until Unit Holders have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Unit Holders) of 6% simple interest per annum on their Capital Investment from the initial investment date.

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

As the Partnership progresses through the disposition phase of its life cycle, management's discussion and analysis of financial condition and results of operations is complicated to compare between periods. Results of net income and cash flows as defined by generally accepted accounting principles ("GAAP") as well as Cash Flow (as defined by the Partnership Agreement) are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer receives the results generated from such real property interests. Accordingly, rental income, depreciation and amortization expense, property operating expenses, repairs and maintenance expenses, real estate taxes and insurance are expected to decline as well, but will continue to comprise the significant components of net income and cash flows (as defined by GAAP) as well as Cash Flow (as defined by the Partnership Agreement) until the final property is sold. Also, during the disposition phase, cash and cash equivalents increase as Sale and Refinancing Proceeds are received and decrease as the Partnership utilizes these proceeds for the purposes of distributions to Limited Partners, making capital improvements and incurring leasing costs at the Partnership's remaining properties or other working capital requirements. Prior to being utilized for such purposes, these proceeds are invested in short-term money market instruments. Sale and Refinancing Proceeds are excluded from the determination of Cash Flow (as defined by the Partnership Agreement).

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the quarters and nine months ended September 30, 1995 and 1994. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                        Comparative Operating Results (a)
                     For the Quarters   For the Nine Months
                           Ended               Ended
                     9/30/95  9/30/94   9/30/95    9/30/94
------------------------------------------------------------
PARK PLAZA PROFESSIONAL BUILDING
Rental revenues      $424,100 $451,600 $1,281,700 $1,346,300
------------------------------------------------------------
Property net income  $ 92,800 $124,700 $  326,600 $  354,600
------------------------------------------------------------
Average occupancy       85.2%    88.6%      87.1%      88.0%
------------------------------------------------------------
ELLIS BUILDING
Rental revenues      $281,800 $291,800 $  846,400 $  827,000
------------------------------------------------------------
Property net income  $ 68,500 $ 90,400 $  222,700 $  224,000
------------------------------------------------------------
Average occupancy       90.8%    97.9%      94.1%      93.1%
------------------------------------------------------------

3120 SOUTHWEST FREEWAY OFFICE BUILDING
Rental revenues             $57,000  $62,900 $178,700 $177,500
--------------------------------------------------------------
Property net (loss) income  $(4,900) $ 6,800 $  3,500 $  6,300
--------------------------------------------------------------
Average occupancy             87.6%    86.5%    91.9%    88.8%
--------------------------------------------------------------
WELLINGTON C; WELLINGTON NORTH OFFICE COMPLEX (B)
Rental revenues                                       $215,400
--------------------------------------------------------------
Property net income                                   $  5,200
--------------------------------------------------------------
Average occupancy                                        (b)
--------------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income, general and administrative expenses and income from participation in joint venture or are related to properties previously owned by the Partnership.
(b) Wellington C of the Wellington North Office Complex (Wellington C) was sold on June 8, 1994. The property net income excludes the loss on the sale of the property of approximately $(48,700) which is included in the Statement of Income and Expenses for the nine months ended September 30, 1994.

Net income for the Partnership decreased $124,000 or 29.1% for the quarter ended September 30, 1995 when compared to the quarter ended September 30, 1994. The primary reasons for the decrease were: 1) decreased operating results at the Ellis Building ("Ellis"), Park Plaza Professional Building ("Park Plaza") and 3120 Southwest Freeway ("Southwest Freeway") totaling approximately $65,500; 2) a decrease in income from the Partnership's equity investment in the joint venture which owns Holiday Office Park North and South ("Holiday") of $98,200 and 3) a slight increase in general and administrative expenses due to an increase in professional fees and printing and mailing costs. Partially offsetting the decrease in net income for the quarterly periods under comparison was increased interest income of $37,800 due to an increase in rates available on the Partnership's short-term investments.

Net income for the Partnership increased $223,800 for the nine months ended September 30, 1995 when compared to the nine months ended September 30, 1994. The primary reasons for the increase in net income for the nine-month periods under comparison were: 1) increased interest income of approximately $221,000 due to an increase in rates available on the Partnership's short-term investments; 2) the absence of the loss on the sale of Wellington C (see note
(b) to the table above) and 3) the 1995 receipt of 1994 a partial refund of real estate taxes of $19,500 relating to the Wellington C property. Partially offsetting the increase in net income for the nine-month periods under comparison was: 1) decreased operating results at the Ellis, Park Plaza and Southwest Freeway totaling approximately $32,100; 2) decreased income from the Partnership's equity investment in the joint venture which owns Holiday of approximately $20,900 and 3) a slight increase in general and administrative expenses as previously discussed.

For purposes of the following discussion, the comparative operating results of Wellington C have been excluded.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Rental revenues decreased by approximately $43,400 or 5.4% and $44,000 or 3%, respectively, for the quarter and nine months ended September 30, 1995 when compared to the quarter and nine months ended September 30, 1994. The primary factor which caused the decrease was a decrease in rental revenues at Park Plaza due to the following: 1) lower tenant expense reimbursements as a result of an overestimate of prior year billings; 2) a decrease in parking lot income;
3) the recognition of security deposits as income in 1994 for tenants who early vacated their space and 4) lower average occupancy. Partially offsetting the decrease in rental revenues for the comparable nine-month periods was: 1) increased rental revenues at Ellis primarily due to an increase in base rents, partially offset by a decrease in real estate tax escalations and 2) a slight increase in rental income at Southwest Freeway due to an increase in base rents resulting from an increase in occupancy.

Real estate tax expense increased by $6,500 and $19,200, respectively, for the quarter and nine months ended September 30, 1995 when compared to the quarter and nine months ended September 30, 1994. The increase in real estate tax expense was primarily due to a projected increase in the property's assessed valuation and tax rate at Park Plaza, partially offset by a decrease at Ellis as a result of a lower estimated liability in 1995 when compared to 1994.

Repairs and maintenance expense increased $7,800 for the quarter ended September 30, 1995 when compared to the quarter ended September 30, 1994. The primary factors which caused the increase were: 1) increases in heating, ventilation and air conditioning repairs at Southwest Freeway, Ellis and Park Plaza; 2) window repairs in 1995 at Southwest Freeway and 3) increased cleaning supplies and uniforms at Ellis. Partially offsetting the increase in repairs and maintenance for the quarterly periods under comparison was a reduction in salaries for maintenance personnel at Park Plaza. Repairs and maintenance expense decreased $5,300 for the nine months ended September 30, 1995 when compared to the nine months ended September 30, 1994 primarily due to the reduction in salaries for maintenance personnel at Park Plaza.

Property operating expenses increased by $15,900 for the quarterly comparable periods. The primary factors which caused the increase in property operating expenses were: 1) increased salaries, management fees and utilities at Ellis and 2) increased professional fees at Park Plaza. Property operating expenses decreased by approximately $4,500 for the nine-month comparable periods. The primary factors which caused the decrease in property operating expenses were:
1) decreased management fees at Park Plaza; 2) decreased utilities at Southwest Freeway and Park Plaza and 3) decreased professional fees at Southwest Freeway, Park Plaza and Ellis. Partially offsetting the decrease in property operating expenses for the nine-month comparable periods was increased management fees and utilities at Ellis resulting from an increase in occupancy.

Depreciation and amortization expenses decreased for the quarterly and nine-month periods under comparison $7,400 and $18,300, respectively, primarily as a result of the provision for value impairment recorded at Park Plaza as of December 31, 1994, partially offset by the depreciation of additional improvements at all the Partnership's remaining properties.

To increase and/or maintain occupancy levels at the Partnership's properties, the General Partner, through its Affiliated asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenants and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area; and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining properties. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cumulative cash distributions exceed net income, such excess distributions will be treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to Partnership net income or cash flows as defined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined by the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows (as defined by GAAP). The following table includes a reconciliation of Cash Flow (as defined by the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

                                            Comparative Cash Flow Results
                                              For the Nine Months Ended
                                                9/30/95         9/30/94
----------------------------------------------------------------------------
Amount of Cash Flow (as defined in the
 Partnership Agreement)                     $     1,831,700  $    1,813,500
Items of reconciliation:
 Income from participation in joint venture         252,000         272,900
 Distributions from joint venture                  (346,000)       (440,100)
 Decrease in current assets                          15,700          82,000
 Increase (decrease) in current liabilities          64,000        (128,500)
----------------------------------------------------------------------------
Net cash provided by operating activities   $     1,817,400  $    1,599,800
----------------------------------------------------------------------------
Net cash (used for) provided by investing
 activities                                 $       (79,300) $    1,659,100
----------------------------------------------------------------------------
Net cash (used for) financing activities    $    (1,855,100) $     (707,100)
----------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The increase in Cash Flow (as defined by the Partnership Agreement) of $18,200 for the nine months ended September 30, 1995 when compared to nine months ended September 30, 1994 was primarily due to the increase in net income net of distributions from the Partnership's equity investment in joint venture, as previously discussed, exclusive of depreciation and amortization.

The decrease in the Partnership's cash position of $117,000 as of September 30, 1995 when compared to December 31, 1994 was primarily due to distributions paid to Partners and payments for capital and tenant improvements exceeding cash flow provided by operating activities and distributions received from joint venture. Liquid assets of the Partnership are comprised of amounts held for working capital purposes.

The increase in net cash provided by operating activities of $217,600 for the nine months ended September 30, 1995 when compared to the nine months ended September 30, 1994 was primarily due to the increase in net income, as previously discussed, and to a lesser extent the timing of the payment of certain Partnership's expenses.

Net cash provided by (used for) investing activities changed from $1,659,100 for the nine months ended September 30, 1994 to $(79,300) for the nine months ended September 30, 1995. The change was primarily due to the net proceeds received from the sale of Wellington C on June 8, 1994. Also affecting the change in net cash provided by investing activities was the decrease in payments made for building and tenant improvements and leasing costs to the Partnership's properties. The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the nine months ended September 30, 1995, the Partnership spent $196,200 for building and tenant improvements and leasing costs and has budgeted to spend approximately $521,000 during the remainder of 1995. Of the remaining budgeted amount, approximately $391,000, $70,000 and $60,000 relates to anticipated capital and tenant improvements and leasing costs expected to be incurred at Ellis, Southwest Freeway, and Park Plaza, respectively. In addition, approximately $490,000 is budgeted to be advanced to the Partnership's joint venture investment in Holiday for capital and tenant improvements and leasing costs. The General Partner believes these expenditures are necessary to maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and prepare the remaining properties for eventual disposition.

The increase in net cash used for financing activities of $1,148,000 for the nine months ended September 30, 1995 when compared to the nine months ended September 30, 1994 was due primarily to an increase in distributions paid to Partners.

The General Partner continues to take a conservative approach to projections of future rental income and to maintain higher levels of cash reserves due to the anticipated capital and tenant improvements and leasing costs necessary to be made at the Partnership's properties during the next several years. For the nine months ended September 30, 1995, the Partnership utilized $150,200 of previously undistributed Cash Flow (as defined by the Partnership Agreement) in its 1995 distributions to the Partners.

Distributions to Limited Partners for the quarter ended September 30, 1995 were declared in the amount of $13.50 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance of the availability of cash for distribution to Partners.

                          PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits: Financial Data Schedule

        (b) Reports on Form 8-K:

            There were no reports filed on Form 8-K during the quarter ended September 30, 1995.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 3

                             BY: FIRST CAPITAL FINANCIAL CORPORATION
                                 GENERAL PARTNER


Date: November 14, 1995      By: /s/ DOUGLAS CROCKER II
      -----------------          -----------------------------------------
                                     DOUGLAS CROCKER II
                                   President and Chief Executive Officer

Date: November 14, 1995      By: /s/ NORMAN M. FIELD
      -----------------          -----------------------------------------
                                     NORMAN M. FIELD
                                   Vice President - Finance and Treasurer