Form 10-K
period 1995-12-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 3
filed 1996-04-01
CIK 757528

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549-1004

                                   FORM 10-K


     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended         December 31, 1995
                                     -------------------------------------------

                                            OR

     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the transition period from               to
                                          --------------------------------------

            Commission file number                   0-14122
                                  ----------------------------------------------

               First Capital Institutional Real Estate, Ltd. - 3
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Florida                                       36-3330657
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



Two North Riverside Plaza, Suite 950, Chicago, Illinois                   60606-2607
- -------------------------------------------------------           -------------------------
    (Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code                      (312) 207-0020
                                                                  -------------------------
Securities registered pursuant to Section 12(b) of the Act:                  NONE
                                                                  -------------------------
Securities registered pursuant to Section 12(g) of the Act:       Limited Partnership Units
                                                                  -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO
                                      -----   -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

Documents incorporated by reference:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the definitive Prospectus dated January 17, 1985, included in the Registrant's Registration Statement on Form S-11 (Registration No. 2-94419), is incorporated herein by reference in Part IV of this report.

Exhibit Index - Page A-1
- ------------------------

                                    PART I

ITEM 1. BUSINESS

The registrant, First Capital Institutional Real Estate, Ltd.-3 (the "Partnership"), is a limited partnership organized in 1984 under the Florida Uniform Limited Partnership Law. The Partnership sold $45,737,000 in Limited Partnership Units ("the Units") to the public from January 1985 to May 1986, pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission (Registration Statement No. 2-94419). Capitalized terms used in this report have the same meaning as those terms have in the Partnership's Registration Statement.

The business of the Partnership is to invest primarily in existing, or to-be-developed income-producing real estate, such as shopping centers, warehouses and office buildings, and, to a lesser extent, in other types of income-producing real estate. From March 1986 to March 1989, the Partnership purchased 50% interests in three joint ventures and a 25% interest in one joint venture each with Affiliated partnerships. Two of the 50% joint ventures and the 25% joint venture were each formed for the purpose of acquiring a 100% interest in certain real property and one 50% joint venture was formed for the purpose of participating in a mortgage loan investment, which was recognized as of July 1, 1990 as being foreclosed in-substance and was recorded as two real property investments. In addition, in January 1987 the Partnership formed a joint venture with an Affiliated partnership (the "Joint Venture"), in which they are each 50% partners. The Joint Venture was formed for the purpose of entering into a limited partnership agreement with an unaffiliated third party to which the Joint Venture contributed 75% of the total purchase price of a property in order to obtain a preferred majority interest in the limited partnership. All the Partnership's joint ventures, prior to dissolution, are operated under the common control of First Capital Financial Corporation (the "General Partner"). As of December 31, 1995, the Partnership and its Affiliate have dissolved the 50% joint venture which was originally formed for the purpose of participating in a mortgage loan investment, as a result of the sale and/or disposition of the two real property investments.

Property management services for the Partnership's real estate investments are provided by an Affiliate of the General Partner for fees calculated as a percentage of gross rents received from the properties.

The real estate business is highly competitive. The results of operations of the Partnership will depend upon the availability of suitable tenants, real estate market conditions and general economic conditions which may impact the success of these tenants. Properties owned by the Partnership frequently compete for tenants with similar properties owned by others.

As of March 1, 1996 there were twenty employees at the Partnership's properties for on-site property maintenance and administration.

ITEM 2. PROPERTIES (a)(b)

As of December 31, 1995, the Partnership owned through joint ventures the following four property interests, all of which were owned in fee simple.

                                                              Net Leasable    Number of
              Property Name                     Location      Sq. Footage    Tenants (c)
- -----------------------------------------  -----------------  ------------   -----------
Office Buildings:
Holiday Office Park North and South (d)    Lansing, Michigan       398,228      77 (1)

Park Plaza Professional Building (e)          Houston, Texas        177,395      66 (1)

                                                   Net Leasable    Number of
        Property Name              Location        Sq. Footage    Tenants (c)
- ----------------------------  -------------------  ------------   -----------

Office Buildings:
- -----------------
Ellis Building (e)             Sarasota, Florida        130,189      30 (2)

3120 Southwest Freeway (f)      Houston, Texas           89,346        33

   (a) For a discussion of significant operating results and major capital expenditures planned for the Partnership's properties refer to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

   (b) For Federal income tax purposes, the Partnership depreciates the portion of the acquisition costs of its properties allocable to real property (exclusive of land) and all improvements thereafter, over useful lives ranging from 19 years utilizing Accelerated Cost Recovery System to 40 years utilizing the straight-line method. The Partnership's portion of real estate taxes for Park Plaza Professional Building ("Park Plaza"), Holiday Office Park North and South ("Holiday") and the Ellis Building ("Ellis"), the Partnership's most significant properties, was $235,000, $204,300 and $79,300, respectively, for the year ended December 31, 1995. In the opinion of the General Partner, the Partnership's properties are adequately insured and serviced by all necessary utilities.

   (c) Represents the total number of tenants, as well as the number of tenants, in parenthesis, that individually occupy more than 10% of the net leasable square footage of the property.

   (d) The Partnership owns a 50% interest in a joint venture which owns a 75% preferred majority interest in this property.

   (e)  The Partnership owns a 50% joint venture interest in this property.

   (f)  The Partnership owns a 25% joint venture interest in this property.

The following table presents each of the Partnership's most significant properties' occupancy rates as of December 31 for each of the last five years:

    Property Name        1995       1994       1993       1992       1991
- --------------------- ---------- ---------- ---------- ---------- -----------

Holiday                   82%        73%        84%        76%        85%

Park Plaza                86%        90%        91%        91%        89%

Ellis                     93%        95%        86%        96%        98%

The amounts in the following table represent each of the Partnership's most significant properties' average annual rental rate per square foot for each of the last five years ended December 31 which were computed by dividing each property's base rental revenues by its average occupied square footage:

  Property Name          1995       1994      1993       1992       1991
- ------------------      ------     ------    ------     ------     ------
Holiday                  $8.86      $9.32      $8.57      $8.36      $8.15

Park Plaza              $18.16     $18.44     $17.65     $16.99     $16.63

Ellis Building          $13.79     $13.32     $13.08     $12.57     $13.07

The following table summarizes the principal provisions of the leases for the tenants which occupy ten percent or more of the rentable square footage at each of the Partnership's most significant properties:

                                    Partnership's Share
                                      of the Range of                             Percentage
                               per Annum Base Rents (a) for                         of Net           Renewal
                               ----------------------------                        Leasable          Options
                                              Final Twelve        Expiration        Square          (Renewal
                                               Months of           Date of         Footage          Options/
                                  1996           Lease              Lease         Occupied            Years)
                               ---------     --------------      ------------   -------------      ------------
Holiday
- -------

Michigan Public Service
  Commission
  (state government
    administration)            $ 373,700       $ 373,700            8/31/00          18%                None

Park Plaza
- ----------

AMI Park Plaza Hospital
  (health care services)(b)    $  77,900          (b)               5/31/96          11%                None

Ellis
- -----

NationsBank
  (banking)                    $ 401,800       $ 403,700            3/9/01           42%                 4/5
University Club
  (restaurant/banquet
    facility)                  $  50,300       $  50,300            4/28/01          10%                None

(a) The Partnership's share of per annum base rents for each of the tenants listed above for each of the years between 1996 and the final twelve months of each of the above leases is no lesser or greater than the amounts listed in the above table.

(b) Per annum base rents for 1996 are for the period January 1, 1996 through May 31, 1996 (the expiration date of the lease).


ITEM 2. PROPERTIES - Continued

The amounts in the following table represent the Partnership's portion of leases in the year of expiration (assuming no lease renewals) for the Partnership's most significant properties through the year ended December 31, 2005:

                       Number                  Base Rents       % of
                         of                    in Year of     Total Base
              Year     Tenants   Square Feet  Expiration(a)   Rents (b)
              ----     -------   -----------  -------------  -----------
              1996          54       102,973      $ 333,700      10.16%
              1997          27        54,343      $ 208,800       7.32%
              1998          34        81,656      $ 335,900      13.59%
              1999          28        71,214      $ 285,200      14.81%
              2000          17       125,872      $ 461,600      32.02%
              2001           8       111,190      $ 139,500      34.86%
              2002           3        22,994      $ 102,800      43.26%
              2003        None          None           None        None
              2004           1        10,520      $  40,300      49.71%
              2005           1         3,709      $  30,600     100.00%

   (a)  Represents the Partnership's portion of base rents to be collected each year on expiring leases.

   (b) Represents the Partnership's portion of base rents to be collected each year on expiring leases as a percentage of the Partnership's portion of the total base rents to be collected on leases existing as of December
        31, 1995.

ITEM 3. LEGAL PROCEEDINGS

(a & b) The Partnership and its properties were not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 1995. Ordinary routine litigation incidental to the business which is not deemed material was maintained during the quarter ended December 31, 1995.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a, b, c & d) None.

                                       5

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS
- ------- ----------------------------------------------------------------------

There has not been, nor is there expected to be, a public market for Units.

As of March 1, 1996, there were 7,394 Holders of Units.

ITEM 6. SELECTED FINANCIAL DATA
- ------  -----------------------

                                                       For the Years Ended December 31,
                                  ------------------------------------------------------------------------
                                      1995           1994           1993           1992           1991
                                  ------------   ------------   ------------   ------------   ------------
Total revenues................    $  3,671,800   $  3,761,600   $  3,916,100   $  4,263,800   $  4,388,600

Net (loss) income.............    $   (605,600)  $ (1,019,100)  $  1,032,000   $ (2,487,800)  $    610,900

Net (loss) allocated to
 Limited Partners.............    $   (854,900)  $ (1,159,500)  $    977,900   $ (2,462,900)  $    604,800

Net (loss) income
 allocated to Limited
 Partners per Unit
 (45,737 Units issued
 and outstanding) (a).........    $     (18.69)  $     (25.35)  $      21.38   $     (53.85)  $      13.22

Total assets..................    $ 27,076,600   $ 30,120,200   $ 32,409,600   $ 35,171,600   $ 40,808,400

Mortgage loan(s) payable......            None           None           None   $  2,419,000   $  5,569,000

Distributions to Limited
 Partners per Unit
 (45,737 Units issued
 and outstanding) (b).........    $      53.00   $      30.67   $      29.05           None           None

Return of capital
 to Limited Partners
 per Unit (45,737 Units
 issued and outstanding) (c)..    $      53.00   $      30.67   $       7.67           None           None

Other data:
- -----------
Investment in
 commercial rental
 properties (net of
 accumulated
 depreciation and
 amortization)................    $ 13,525,100   $ 15,597,800   $ 19,577,300   $ 22,700,600   $ 29,106,500

Number of real
 property interests
 owned at December 31.........               4              4              5              5              6

- ------- -------------------------------------

    (a) Net income (loss) allocated to Limited Partners per Unit for 1993 and 1992 included an extraordinary gain on extinguishment of debt.

    (b) Distributions to Limited Partners per Unit for the year ended December 31, 1993 included Sale Proceeds of $18.45.

    (c) For the purposes of this table, return of capital represents either: 1) the amount by which distributions, if any, exceed net income for the respective year or 2) total distributions, if any, when the Partnership incurs a net loss for the respective year. Pursuant to the Partnership Agreement, Capital Investment is only reduced by distributions of Sale Proceeds. Accordingly, return of capital as used in the above table does not impact Capital Investment.

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by generally accepted accounting principles ("GAAP"):

                                                    For the Years Ended December 31,
                                -----------------------------------------------------------------------
                                    1995           1994           1993           1992           1991
                                -----------    -----------    -----------    -----------    -----------
Cash Flow (as defined
  in the Partnership
  Agreement) (a)                $ 2,433,900    $ 2,425,700    $ 2,164,900    $ 1,795,300    $ 1,972,500

Items of reconciliation:

  Principal payments
    on mortgage loans
    payable                                                                                      12,500

  (Distributions) from
    joint venture                  (490,900)      (493,000)      (471,800)      (269,400)      (783,700)

  Changes in current
    assets and liabilities:

    (Increase) decrease
      in current assets              (4,700)        69,200        162,700        (35,200)        18,600

    Increase (decrease)
      in current liabilities         98,700       (120,200)        38,500        263,400        392,200
                                -----------    -----------    -----------    -----------    -----------

Net cash provided by
  operating activities          $ 2,037,000    $ 1,881,700    $ 1,894,300    $ 1,754,100    $ 1,612,100
                                ===========    ===========    ===========    ===========    ===========

Net cash provided by
  (used for) investing
  activities                    $    79,000    $ 1,880,200    $    31,000    $  (672,300)   $   286,300
                                ===========    ===========    ===========    ===========    ===========

Net cash (used for)
  financing activities          $(2,536,700)   $(1,150,100)   $(1,249,100)   $  (119,200)   $  (262,400)
                                ===========    ===========    ===========    ===========    ===========

- ------- -----------------------------------

    (a) Cash Flow is defined in the Partnership Agreement as Partnership revenues earned from operations (excluding tenant deposits and proceeds from the sale or disposition of any Partnership properties), minus all expenses incurred (including Operating Expenses and any reserves of revenues from operations deemed reasonably necessary by the General Partner), except depreciation and amortization expenses and capital expenditures, lease acquisition expenditures and the General Partner's Partnership Management Fee.

The above selected financial data should be read in conjunction with the financial statements and the related notes appearing on pages A-1 through A-7 in this report and the supplemental schedule on pages A-8 and A-9.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The ordinary business of the Partnership is expected to pass through three phases: (i) Offering of Units and investment in properties, (ii) operation of properties and (iii) sale or other disposition of properties.

The Partnership sold 45,737 Limited Partnership Units ("the Units") to the public from January 1985 to May 1986. From March 1986 to March 1989, the Partnership purchased 50% interests in three joint ventures and a 25% interest in one joint venture each with Affiliated partnerships. Two of the 50% joint ventures and the 25% joint venture were each formed for the purpose of acquiring a 100% interest in certain real property and one 50% joint venture was formed for the purpose of participating in a mortgage loan investment, which was recognized as of July 1, 1990 as being foreclosed in-substance and was recorded as two real property investments. In addition, in January 1987 the Partnership formed a joint venture with an Affiliated partnership (the "Joint Venture"), in which they are each 50% partners. The Joint Venture was formed for the purpose of entering into a limited partnership agreement with an unaffiliated third party to which the Joint Venture contributed 75% of the total purchase price of a property in order to obtain a preferred majority interest in the limited partnership. All the Partnership's joint ventures, prior to dissolution, are operated under the common control of First Capital Financial Corporation (the "General Partner").

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In 1992 the Partnership, in addition to being in the operation of properties phase, entered the disposition phase of its life cycle with the disposal of North Valley I Office Complex ("North Valley") as a result of a conveyance of title to the mortgage holder in lieu of foreclosure. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales and dispositions. Partnership operating results are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer receives income generated from such real property interests. In addition, as of December 31, 1995, the Partnership and its Affiliate have dissolved the 50% joint venture which was originally formed for the purpose of participating in a mortgage loan investment as a result of the sale and/or disposition of the three buildings at the Wellington North Office Complex and the disposal of the North Valley.

Several factors have had an effect on operating performance and market values of the Partnership's properties. While occupancy rates have generally continued to gradually improve, the age of the Partnership's remaining properties and increased competition from newer buildings with higher vacancy has caused rental rates to either decline or remain relatively flat in most instances. In addition, as further described in the Operations section below, the uncertainty surrounding the health care industry has had an adverse effect on the operating results of Park Plaza Professional Building ("Park Plaza").

The General Partner has historically reviewed significant factors regarding the properties such as those mentioned above to determine that the properties are carried at lower of cost or market, and where appropriate has made value impairment adjustments. These factors include, but are not limited to 1) recent and/or budgeted operating performance; 2) research of market conditions; 3) economic trends affecting major tenants; 4) economic factors related to the region where the properties are located and 5) when available, recent property appraisals. As a result of the current year review, the Partnership has recorded provisions for value impairment totaling $1,600,000 of which $900,000 related to Park Plaza for the year ended December 31, 1995. For further information related to these provisions, see Note 9 of Notes to Financial Statements. The General Partner will continue to evaluate real estate market conditions affecting each of the Partnership's properties, in its efforts to maximize the realization of proceeds on their eventual disposition. The recording of the provisions for value impairment does not impact cash flows as defined by generally accepted accounting principles or Cash Flow (as defined in the Partnership Agreement).


OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the years ended December 31, 1995, 1994 and 1993. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                             Comparative Operating Results
                                          (a)
                            For the Years Ended December 31,
                            --------------------------------
                               1995       1994       1993
- -------------------------------------------------------------
PARK PLAZA PROFESSIONAL BUILDING
Rental revenues             $1,699,300 $1,815,400 $1,889,200
- -------------------------------------------------------------
Property net
 income (b)                 $  395,700 $  483,100 $  577,300
- -------------------------------------------------------------
Average occupancy                  87%        89%        93%
- -------------------------------------------------------------
ELLIS BUILDING
Rental revenues             $1,121,400 $1,118,300 $1,084,300
- -------------------------------------------------------------
Property net income(b)      $  289,400 $  324,900 $  269,500
- -------------------------------------------------------------
Average occupancy                  93%        94%        90%
- -------------------------------------------------------------
3120 SOUTHWEST FREEWAY OFFICE BUILDING
Rental revenues             $  235,700 $  237,700 $  202,600
- -------------------------------------------------------------
Property net income (loss)  $   15,000 $   15,600 $  (13,900)
- -------------------------------------------------------------
Average occupancy                  91%        91%        86%
- -------------------------------------------------------------
WELLINGTON NORTH OFFICE COMPLEX (C)
Rental revenues                        $  215,400 $  497,800
- -------------------------------------------------------------
Property net income                    $    5,300 $   36,000
- -------------------------------------------------------------
Average occupancy                             90%        78%
- -------------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income and general and administrative expenses or are related to properties previously owned by the Partnership. Income (loss) from participation in joint venture is also excluded from the table above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)
(b) Property net income excludes provisions for value impairment included in the Statements of Income and Expenses for the years ended December 31, 1995 and 1994. See Note 9 of Notes to Financial Statements for further information.
(c) Wellington A of the Wellington North Office Complex ("Wellington A") was disposed of on March 17, 1993. The property net income excludes the (loss) on the disposition of the property of $(1,262,900) and the extraordinary gain on extingishment of debt in connection with the disposition of this property of $1,464,000, which were included in the Statement of Income and Expenses for the year ended December 31, 1993. Wellington B of the Wellington North Office Complex ("Wellington B") was sold on March 23, 1993. The property net income includes the (loss) on the sale of property of $(163,600) which was included in the Statement of Income and Expenses for the year ended December 31, 1993. Wellington C of the Wellington North Office Complex ("Wellington C") was sold on June 8, 1994. The property net income excludes the (loss) on the sale of the property of $(48,900) which was included in the Statement of Income and Expenses for the year ended December 31, 1994. For additional information regarding this transaction see Note 8 of Notes to the Financial Statements.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1995 TO THE YEAR ENDED DECEMBER 31,
1994
Net (loss) for the Partnership decreased $413,500 for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The effects of the provisions for value impairment reported for the years ended December 31, 1995 and 1994, together with the 1994 sale of Wellington C had a significant impact on the Partnership's results for the comparable years. For the years ended December 31, 1995 and 1994 the Partnership reported provisions for value impairment of $1,600,000 and $1,500,000, respectively. The Partnership's Statement of Income and Expenses for the year ended December 31, 1994 included net (loss) of $(43,600) (which includes property operating income of $5,300) from Wellington C (for further information see Note 8 of Notes to Financial Statements).

The Partnership generated net income of $974,900 for the year ended December 31, 1995, a $450,200 increase when compared to the year ended December 31, 1994, exclusive of the effects of Wellington C and provisions for value impairment. The primary reasons for the increase in net income were: 1) increased interest income of $221,100 due to an increase in rates available on the Partnership's short-term investments; 2) decreased losses from the Partnership's equity investment in the joint venture which owns Holiday Office Park North and South ("Holiday") of $348,700 and 3) a slight decrease in general and administrative expenses due to a decrease in accounting and data processing fees, partially offset by an increase in salaries and printing and mailing costs. Partially offsetting the increases in net income were decreased operating results at the Ellis Building ("Ellis"), Park Plaza and 3120 Southwest Freeway ("Southwest Freeway") totaling $123,500.

For purposes of the following discussion, the comparative operating results of Wellington C have been excluded.

Rental revenues decreased $115,000, or 3.6%, for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The primary factor which caused the decrease was a decrease in rental revenues of $116,100 at Park Plaza due to the uncertainties surrounding the health care industry. Over 95% of the leasable square footage at Park Plaza is currently leased to tenants in the health care industry. In order to maintain occupancy levels at Park Plaza, the Partnership in 1994 began to offer to new and renewing tenants reduced lease rates and the use of the current year as a base year for tenant expense reimbursements. Accordingly, rental revenues at Park Plaza have decreased due to the lower effective rental rate charged to new and renewing tenants and lower tenant expense reimbursements. Rental revenues also decreased at Park Plaza due to a reduction in lease settlement fees received from tenants which in total were $21,300 greater in 1994 than in 1995 and a decrease in the recognition of security deposits as income in 1995.

Depreciation and amortization expenses decreased $40,500 for the years under comparison primarily as a result of the effects of provisions for value impairment recorded at Park Plaza and Ellis as of December 31, 1994.

Insurance expense decreased $1,200 for the year ended December 31, 1995 when compared to the prior year. The decrease was primarily due to lower group rates on the Partnership's combined insurance coverage as a result of a minimal amount of claims made over the past several years.

Repairs and maintenance expense decreased $2,500 for the year ended December 31, 1995 when compared to the year ended December 31, 1994. This decrease was primarily the result of decreased personnel costs at Park Plaza of $22,900, partially offset by: 1) increased cleaning supplies and uniforms of $10,700 at Ellis; 2) an increase of $6,000 at Park Plaza for the repair and maintenance of the HVAC system and 3) an increase of $3,300 at Southwest Freeway primarily as a result of window maintenance and replacement.

Real estate tax expense increased $51,600 for the years under comparison primarily due to increases at Park Plaza and Southwest Freeway as a result of projected increases in assessed property valuations and tax rates.

Property operating expenses increased $1,900 for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The primary factors which caused the increase were: 1) increased property operating expenses as a result of new personal computers, printers and software at Park Plaza and Southwest Freeway totaling $5,300; 2) increased security costs at Park Plaza and Southwest Freeway of $2,700 and 3) increased management fees at Ellis of $35,300. Although management fee payments were higher in 1994 than 1995, the Affiliated management fees increased for the comparable periods due to the fact that leasing related costs, which are ordinarily paid to and provided by an Affilate of the General Partner as part of its property management fee were paid to outside brokers in 1994 and the costs were capitalized and amortized over the respective lease terms of new tenants. Partially offsetting the increase in property operating expenses were: 1) lower utility costs totaling $29,100 at Southwest Freeway and Park Plaza and 2) lower property management and leasing fees totaling $10,800 at Park Plaza and Southwest Freeway as a result of lower rental revenues at these properties which determines the amount of property management and leasing fees.

Exclusive of the provisions for value impairment, net income at Holiday increased $41,600 for the year ended December 31, 1995 when compared to the year ended December 31,

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)
1994. The increase in net income was due to decreased repairs and maintenance, real estate taxes and insurance expense. Partially offsetting the increase in net income was decreased rental revenues.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1994 TO THE YEAR ENDED DECEMBER 31,
1993
Net income (loss) changed from net income of $1,032,000 for the year ended December 31, 1993 to a net (loss) of $(1,019,100) for the year ended December 31, 1994. The sales of Partnership properties together with provisions for value impairment had a significant impact on the comparison of net income
(loss). For the year ended December 31, 1994 the Partnership reported provisions for value impairment of $1,500,000. In addition during 1994 and 1993, the Partnership sold or disposed of all of its properties in the Wellington North Office Complex. The effect on net income for 1994 from the Wellington North Office Complex, was a (loss) of $(43,600), while the 1993 results was income of $114,600, including net operating income and gain on extinguishment of debt for the Wellington A & B properties.

Excluding the effects of the provisions for value impairment and properties sold or disposed of during 1994 and 1993, net income decreased $437,300 for the year ended December 31, 1994 when compared to the year ended December 31, 1993. The primary reasons for the decrease in net income were: 1) increased losses from the Partnership's investment in the joint venture which owns Holiday of $586,800; 2) decreased operating results at Park Plaza of $91,100 and 3) increased general and administrative expenses of $6,000 due to an increase in salaries, accounting and appraisal fees, partially offset by a decrease in bank charges. Partially offsetting the decrease in net income was: 1) increased interest income of $132,600 due to a trend in higher interest rates earned on short-term investments and 2) improved operating results at Ellis and Southwest Freeway of $55,400 and $29,400, respectively.

For purposes of the following discussion, the comparative operating results of Wellington A, B and C have been excluded.

Rental revenues decreased $4,700 for the year ended December 31, 1994 when compared to the year ended December 31, 1993. The decrease was primarily due to decreased rental revenues at Park Plaza resulting from a decrease in tenant expense reimbursements, parking income and lower average occupancy. Partially offsetting the decrease in rental revenues was: 1) increases in the base rental rate charged to new and renewing tenants and increases in the average occupancy rate at Southwest Freeway and Ellis; 2) an increase in tenant expense reimbursements at Southwest Freeway; 3) the collection of certain tenant receivables which were previously written off as uncollectible at Southwest Freeway and 4) an increase in the amount of lease settlement fees received at Park Plaza.

Property operating expenses decreased $139,200 for the year ended December 31, 1994 when compared to the year ended December 31, 1993. The primary factors which caused the decrease were: 1) decreased personnel and security costs, management fees, office expenses and advertising and promotional costs totaling $65,000 at Ellis; 2) decreased property management fees and utilities at Park Plaza of $18,600 and $16,400, respectively, and 3) decreased advertising and promotional costs at Park Plaza of $10,000.

Repairs and maintenance expense decreased $11,600 for the year ended December 31, 1994 when compared to the year ended December 31, 1993. The primary factors which caused the decrease were: 1) decreased repairs and maintenance primarily resulting from a decrease in personnel costs at Ellis of $7,700 and 2) decreased repairs and maintenance at Park Plaza due to a decrease in janitorial services, cleaning supplies and uniforms totaling $18,800 and decreased repairs to the HVAC, fire protection and elevator systems totaling $8,100. Partially offsetting the decrease in repairs and maintenance expense was: 1) an increase in personnel costs of $16,100 at Park Plaza; 2) an increase at Southwest Freeway for installation of a fire alarm system, repairing and restriping of the parking lot and minor repairs made to the HVAC system totaling $5,100.

Real estate tax expense decreased $6,700 for the comparable periods due to the following: 1) a decrease at Southwest Freeway of $4,700 as a result of the 1994 receipt of a 1993 refund and a decrease in the 1994 assessment and 2) a decrease of $6,400 at Ellis due to a decrease in the assessed value of the property. Partially offsetting the decrease in real estate tax expense was an increase at Park Plaza of $4,400 due to an increase in the tax rate imposed by the taxing authority.

Insurance expense decreased $3,000 for the year ended December 31, 1994 when compared to the prior year. The decrease was primarily due to lower group rates on the Partnership's combined insurance coverage as a result of a minimal amount of claims made over the past several years.

Depreciation and amortization expense increased $132,900 for the years under comparison. The increase was due to the fact that the periodic depreciation and amortization expense for assets placed in service during 1994 exceeded the periodic depreciation and amortization expense for certain assets whose depreciable and amortizable lives expired during 1994.

Exclusive of the provisions for value impairment, net income at Holiday increased $98,100 for the year ended December 31, 1994 when compared to the year ended December 31, 1993. The increase in net income was due to decreased repairs and maintenance and real estate tax expense. Partially offsetting the increase in net income was decreased rental revenues.

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

The rate of inflation has remained relatively stable during the years under comparison and has had a minimal impact on the operating results of the Partnership. The nature of various tenants' lease clauses protects the Partnership, to some extent, from increases in the rate of inflation. Certain

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED) of the lease clauses provide for the following: 1) annual rent increases based on the Consumer Price Index or graduated rental increases and 2) total or partial tenant reimbursement of property operating expenses (e.g., common area maintenance, real estate taxes, etc.).

LIQUIDITY AND CAPITAL RESOURCES
A primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. Cash Flow (as defined in the Partnership Agreement) is generally not equal to Partnership net income or cash flow as defined by GAAP, since certain items are treated differently under the Partnership Agreement than under GAAP. The General Partner believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flow as defined by GAAP. The table in Item 6. Selected Financial Data includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as defined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

Cash Flow (as defined in the Partnership Agreement) for the year ended December 31, 1995 was $2,433,900, an $8,200 increase when compared to the year ended December 31, 1994. This increase was primarily due to the increase in net income (exclusive of depreciation, amortization, provisions for value impairment and allocation of losses from the Partnership's participation in joint venture), as previously discussed.

The decrease in the Partnership's cash position of $420,700 as of December 31, 1995 when compared to December 31, 1994 was primarily due to distributions paid to Partners and payments for capital and tenant improvements exceeding cash flow provided by operating activities and distributions received from the Partnership's investment in the joint venture which owns Holiday. Liquid assets of the Partnership are comprised of amounts held for working capital purposes.

Net cash provided by operating activities continues to be the Partnership's primary source of funds. Net cash provided by operating activities for the year ended December 31, 1995 was $2,037,000, a $155,300 increase when compared to the year ended December 31, 1994. This increase was primarily due to the increase in net income, as previously discussed, and to a lesser extent the timing of the payment of certain Partnership's expenses.

Net cash provided by investing activities for the year ended December 31, 1995 was $79,000, a $1,801,200 decrease when compared to the year ended December 31, 1994 . The decrease was primarily due to the net proceeds received from the sale of Wellington C in June 1994. Also affecting the decrease in net cash provided by investing activities was a decrease in payments made for building and tenant improvements and leasing costs to the Partnership's properties. The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the year ended December 31, 1995, the Partnership spent $354,900 for building and tenant improvements and leasing costs and has budgeted to spend approximately $1,017,000 during the year ending December 31, 1996. Included in the 1996 budgeted amount are capital and tenant improvements and leasing costs of approximately $367,000, $151,000 and $38,000 related to anticipated capital and tenant improvements and leasing costs expected to be incurred at Park Plaza, Southwest Freeway, and Ellis, respectively. In addition, $466,200 was spent in 1995 and approximately $461,000 is budgeted to be advanced to the Partnership's joint venture investment in Holiday for capital and tenant improvements and leasing costs during the year ending December 31, 1996. The General Partner believes these expenditures are necessary to maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and prepare the remaining properties for eventual disposition.

The increase in net cash used for financing activities of $1,386,600 for the year ended December 31, 1995 when compared to the year ended December 31, 1994 was due primarily to an increase in distributions paid to Partners.

The General Partner continues to take a conservative approach to projections of future rental income and to maintain higher levels of cash reserves due to the anticipated capital and tenant improvements and leasing costs necessary to be made at the Partnership's properties during the next several years. For the year ended December 31, 1995, the Partnership withdrew $259,500 of previously undistributed Cash Flow (as defined in the Partnership Agreement) in its 1995 distributions to the Partners.

Distributions to Limited Partners for the quarter ended December 31, 1995 were declared in the amount of $14.00 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts and/or the availability of cash for future distribution to Partners.

     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this report. See page A-1 "Index of Financial Statements, Schedule and Exhibits".

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -------- --------------------------------------------------

 (a) DIRECTORS
     ---------

     The Partnership has no directors. First Capital Financial Corporation ("FCFC") is the General Partner. The directors of FCFC, as of March 29, 1996, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in June 1996.

         Name                                                  Office
         ----                                                  ------
     Samuel Zell........................................  Chairman of the Board
     Douglas Crocker II.................................  Director
     Sheli Z. Rosenberg.................................  Director
     Sanford Shkolnik...................................  Director

     Samuel Zell, 54, has been a Director of the General Partner since 1983 (Chairman of the Board since December 1985) and is Chairman of the Board of Great American Management and Investment, Inc. ("Great American"). Mr. Zell is also Chairman of the Board of Equity Financial and Management Company ("EFMC") and Equity Group Investments, Inc. ("EGI"), and is a trustee and beneficiary of a general partner of Equity Holdings Limited, an Illinois Limited Partnership, a privately owned investment partnership. He is also Chairman of the Board of Directors of Anixter International Inc., Falcon Building Products, Inc. and American Classic Voyages Co. He is Chairman of the Board of Trustees of Equity Residential Properties Trust. He is a director of Quality Food Centers, Inc. and Sealy Corporation. He is Chairman of the Board of Directors and Chief Executive Officer of Capsure Holdings Corp. and Manufactured Home Communities, Inc. and Co-Chairman of the Board of Revco D.S., Inc. Mr. Zell was President of Madison Management Group, Inc. ("Madison") prior to October 4, 1991. Madison filed for protection under the Federal bankruptcy laws on November 8, 1991.

     Douglas Crocker II, 55, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the General Partner. Mr. Crocker has been an Executive Vice President of EFMC since November 1992. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. He was President of Republic Savings Bank, F.S.B. ("Republic") from 1989 to June, 1992 at which time the Resolution Trust Company took control of Republic. Mr. Crocker is a member of the Board of Directors of Horizon Group, Inc.

     Sheli Z. Rosenberg, 54, was President and Chief Executive Officer of the General Partner from December 1990 to December 1992 and has been a Director of the General Partner since September 1983; was Executive Vice President and General Counsel for EFMC from October 1980 to November 1994; has been President and Chief Executive Officer of EFMC and EGI since November 1994; has been a Director of Great American since June 1984 and is a director of various subsidiaries of Great American. She is also a Director of Anixter International Inc., Capsure Holdings Corp., American Classic Voyages Co., Falcon Building Products, Inc., Jacor Communications, Inc., Revco D.S., Inc., Sealy Corporation and CFI Industries, Inc. She was Chairman of the Board from January 1994 to September 1994; Co-Chairman of the Board from September 1994 until March 1995 of CFI Industries, Inc. She is also a trustee of Equity Residential Properties Trust. Ms. Rosenberg is a Principal of Rosenberg & Liebentritt, P.C., counsel to the Partnership, the General Partner and certain of their Affiliates. Ms. Rosenberg was Vice President of Madison prior to October 4, 1991. Madison filed for protection under the

- -------- --------------------------------------------------

     ---------

     Federal bankruptcy laws on November 8, 1991. She has been Vice President of First Capital Benefit Administrators, Inc. ("Benefit Administrators") since July 22, 1987. Benefit Administrators filed for protection under the Federal Bankruptcy laws on January 3, 1995.

     Sanford Shkolnik, 57, has been a Director of the General Partner since December 1985. Mr. Shkolnik has been Executive Vice President of EFMC since 1976. He is Chairman of the Board and Chief Executive Officer of SC Management, Inc., which is general partner of Equity Properties and Development Limited Partnership, a nationally ranked shopping center management company.

(b,c & e) EXECUTIVE OFFICERS
          ------------------

     The Partnership does not have any executive officers. The executive officers of the General Partner as of March 29, 1996 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

             Name                                        Office
             ----                                        ------

     Douglas Crocker II................. President and Chief Executive Officer
     Arthur A. Greenberg................ Senior Vice President
     Norman M. Field.................... Vice President - Finance and Treasurer

     PRESIDENT AND CEO - See Table of Directors above.

     Arthur A. Greenberg, 54, has been Senior Vice President of the General Partner since August 1986. Mr. Greenberg was Executive Vice President and Chief Financial Officer of Great American from December 1986 to March 1995. Mr. Greenberg also is an Executive Vice President of EFMC since 1971, and President of Greenberg & Pociask, Ltd. He is Senior Vice President since 1989 and Treasurer since 1990 of Capsure Holdings Corp. Mr. Greenberg is a director of American Classic Voyages Co. and Chairman of the Board of Firstate Financial A Savings Bank. Mr. Greenberg was Vice President of Madison prior to October 4, 1991. Madison filed for protection under the Federal bankruptcy laws on November 8, 1991.

     Norman M. Field, 47, has been Vice President of Finance and Treasurer of the General Partner since February 1984, and also served as Vice President and Treasurer of Great American from July 1983 until March 1995. Mr. Field has been Treasurer of Benefit Administrators since July 22, 1987. He also served as Vice President of Madison until October 4, 1991. He was Chief Financial Officer of Equality Specialties, Inc. ("Equality"), a subsidiary of Great American, from August 1994 to April 1995. Equality was sold in April 1995.

 (d) FAMILY RELATIONSHIPS
     --------------------
     There are no family relationships among any of the foregoing directors and officers.

 (f) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS
     ----------------------------------------
     With the exception of the bankruptcy matters disclosed under Items 10 (a),
     (b), (c) and (e), there are no involvements in certain legal proceedings among any of the foregoing directors and officers.

     ITEM 11. EXECUTIVE COMPENSATION

     (a,b,c & d) As stated in Item 10, the Partnership has no officers or directors. Neither the General Partner, nor any director or officer of the General Partner, received any direct remuneration from the Partnership during the year ended December 31, 1995. However, the General Partner and its Affiliate do compensate the directors and officers of the General Partner. For additional information see Item 13 (a) Certain Relationships and Related Transactions.

     (e) None.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

     (a) As of March 1, 1996, no person owned of record or was known by the Partnership to own beneficially more than 5% of the Partnership's 45,737 Units then outstanding.

     (b) The Partnership has no directors or executive officers as of March 1, 1996. The executive officers and directors of First Capital Financial Corporation, the General Partner, did not own any Units.

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

     Affiliates of the General Partner provide leasing, supervisory and property management services to the Partnership. Compensation for these property management services may not exceed 6% of the gross receipts from the property being managed where the General Partner or Affiliates provide leasing, re-leasing, and/or leasing related services, or 3% of gross receipts where the General Partner or Affiliates do not perform leasing, re-leasing, and/or leasing related services for a particular property. For the year ended December 31, 1995, these Affiliates were entitled to leasing and property management fees of $177,300. In addition, other Affiliates of the General Partner were entitled to receive $70,000 for fees, compensation and reimbursements from the Partnership for personnel, mailing, insurance and other miscellaneous services. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. A total of $55,700 of these amounts was due to Affiliates as of December 31, 1995.

     As of December 31, 1995, $40,200 was due to the General Partner for real estate commissions earned in connection with the disposition and sale of Partnership property. These commissions have been accrued but not paid. Under the terms of the Partnership Agreement, these commissions will not be paid until such time as the Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow which has been distributed to Limited Partners) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

     Subsequent to May 16, 1986, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow as its Partnership Management Fee. This fee is to be paid annually and any amounts not paid in any year may be deferred and paid in subsequent years subject to certain limitations set forth in the Partnership Agreement.

     In accordance with the Partnership Agreement, Net Profits are first allocated to the General Partner in an amount equal to the greater of the General Partner's Partnership Management Fee, or 1% of Net Profits. The balance of Net Profits is allocated to the Limited Partners. Net Losses (exclusive of Net Losses from the sale or disposition of a Partnership property and provision for value impairment) shall be allocated 1% to the General Partner and 99% to the Limited Partners. Net Losses from the sale or disposition of a Partnership property are allocated first, to the General Partner and Limited Partners pro rata, in proportion to the positive balance in their capital accounts until the positive balance is reduced to zero and second, the balance, if any, 99% to the Limited Partners and 1% to the General Partner. Notwithstanding anything to the contrary, the General Partner shall be allocated not less than 1% of Net Losses from the sale or disposition of a Partnership property. In addition, provisions for value impairment are allocated 99% to the Limited Partners and 1% to the General Partner. For the year ended December 31, 1995 the General Partner was entitled to a Management Fee of $269,300 and was allocated Net Profits of $249,300, which included a (loss) from provisions for value impairment of $(20,000).

     (b) Rosenberg & Liebentritt, P.C. ("Rosenberg"), serves as legal counsel to the Partnership, the General Partner and certain of their Affiliates. Sheli Z. Rosenberg, President and Chief Executive Officer of the General Partner from December 1990 to December 1992 and a director of the General Partner since September, 1983, is a Principal of Rosenberg. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. Total legal fees paid to Rosenberg for the year ended December 31, 1995 was $8,100.

     (c)  No management person is indebted to the Partnership.

     (d)  None.

                                    PART IV

     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a,c & d) (1,2 & 3) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

     (b)  Reports on Form 8-K:

     There were no reports filed on Form 8-K for the quarter ended December 31, 1995.

                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 3

                               BY:  FIRST CAPITAL FINANCIAL CORPORATION
                                    GENERAL PARTNER


  Dated:   March 29, 1996      By:             DOUGLAS CROCKER II
        --------------------        --------------------------------------------
                                               DOUGLAS CROCKER II
                                     President and Chief Executive Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     SAMUEL  ZELL        March 29, 1996     Chairman of the Board and
- --------------------     --------------     Director of the General Partner
     SAMUEL  ZELL


  DOUGLAS CROCKER II     March 29, 1996     President, Chief Executive Officer and
- --------------------     --------------     Director of the General Partner
  DOUGLAS CROCKER II


  SHELI Z. ROSENBERG     March 29, 1996     Director of the General Partner
- --------------------     --------------
  SHELI Z. ROSENBERG


  SANFORD  SHKOLNIK      March 29, 1996     Director of the General Partner
- --------------------     --------------
  SANFORD  SHKOLNIK


   NORMAN M. FIELD       March 29, 1996     Vice President - Finance and Treasurer
- --------------------     --------------
   NORMAN M. FIELD


             INDEX OF FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

               FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

                                                                     Pages
                                                                 -------------

  Report of Independent Auditors                                     A - 2

  Balance Sheets at December 31, 1995 and 1994                       A - 3

  Statements of Partners' Capital for the Years
    Ended December 31, 1995, 1994, and 1993                          A - 3

  Statements of Income and Expenses for the Years
    Ended December 31, 1995, 1994, and 1993                          A - 4

  Statements of Cash Flows for the Years Ended
    December 31, 1995, 1994, and 1993                                A - 4

  Notes to Financial Statements                                 A - 5 to A - 7

                     SCHEDULE FILED AS PART OF THIS REPORT

  III - Real Estate and Accumulated Depreciation as
  of December 31, 1995                                          A - 8 to A - 9

  All other schedules have been omitted as inapplicable, or for the reason that the required information is shown in the financial statements or notes thereto.

                     EXHIBITS FILED AS PART OF THIS REPORT

  EXHIBITS (3 & 4) First Amended and Restated Certificate and Agreement of Limited Partnership as set forth on pages A-1 through A-33 of the Partnership's definitive Prospectus dated January 17, 1985, as supplemented through March 4, 1986, Registration No. 2-94419, filed pursuant to Rule 424(b), is incorporated herein by reference.

  EXHIBIT (10)  Material Contracts

  Lease agreements for tenants that individually occupy more than 10% of the net leasable square footage of the Partnership's significant properties, filed as exhibits to the Partnership's Reports on Form 10-K dated December 31, 1994 and 1993, are incorporated herein by reference.

  EXHIBIT (13)  Annual Report to Security Holders

  The 1994 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

  EXHIBIT (27)  Financial Data Schedule

  EXHIBIT (99)  Additional Exhibits

  The audited financial statements for First Capital Lansing Properties Limited Partnership for the year ended December 31, 1995 are attached hereto for the information of the Commission and not as a filed document.

                        REPORT OF INDEPENDENT AUDITORS



    Partners
    First Capital Institutional Real Estate, Ltd. - 3
    Chicago, Illinois


    We have audited the accompanying balance sheets of First Capital Institutional Real Estate, Ltd. - 3 as of December 31, 1995 and 1994, and the related statements of income and expenses, partners' capital and cash flows for each of the three years in the period ended December 31, 1995 and the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Institutional Real Estate, Ltd. - 3 at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                    Ernst & Young LLP


    Chicago, Illinois
    March 1, 1996

BALANCE SHEETS
December 31, 1995 and 1994
(All dollars rounded to nearest 00s)

                                                     1995         1994
- ---------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                             $ 1,908,600  $ 1,908,600
 Buildings and improvements                        17,468,200   18,713,300
- ---------------------------------------------------------------------------
                                                   19,376,800   20,621,900
 Accumulated depreciation and amortization         (5,851,700)  (5,024,100)
- ---------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                    13,525,100   15,597,800
Cash and cash equivalents                           8,022,200    8,442,900
Restricted cash                                        62,500       62,500
Investment in joint venture                         4,620,200    5,234,600
Rents receivable                                       29,600       24,800
Other assets (including amounts due from joint
 venture of $785,000 and $725,500, respectively)      817,000      757,600
- ---------------------------------------------------------------------------
                                                  $27,076,600  $30,120,200
- ---------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses            $   469,300  $   360,000
 Due to Affiliates                                     95,900      107,400
 Security deposits                                     55,700       51,500
 Other liabilities                                      4,400        3,500
 Distributions payable                                711,500      559,000
- ---------------------------------------------------------------------------
                                                    1,336,800    1,081,400
- ---------------------------------------------------------------------------
Partners' (deficit) capital:
 General Partner                                     (183,300)    (163,300)
 Limited Partners (45,737 Units issued and
  outstanding)                                     25,923,100   29,202,100
- ---------------------------------------------------------------------------
                                                   25,739,800   29,038,800
- ---------------------------------------------------------------------------
                                                  $27,076,600  $30,120,200
- ---------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 1995, 1994 and 1993
(All dollars rounded to nearest 00s)

                                            General     Limited
                                            Partner    Partners       Total
- -------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1993                                      $(148,100) $32,115,100  $31,967,000
Net income for the year ended December
 31, 1993                                     54,100      977,900    1,032,000
Distributions for the year ended December
 31, 1993                                    (53,800)  (1,328,700)  (1,382,500)
- -------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1993                                       (147,800)  31,764,300   31,616,500
Net income (loss) for the year ended
 December 31, 1994                           140,400   (1,159,500)  (1,019,100)
Distributions for the year ended December
 31, 1994                                   (155,900)  (1,402,700)  (1,558,600)
- -------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1994                                       (163,300)  29,202,100   29,038,800
Net income (loss) for the year ended
 December 31, 1995                           249,300     (854,900)    (605,600)
Distributions for the year ended December
 31, 1995                                   (269,300)  (2,424,100)  (2,693,400)
- -------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1995                                      $(183,300) $25,923,100  $25,739,800
- -------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 1995, 1994 and 1993
(All dollars rounded to nearest 00s except per Unit amounts)

                                              1995        1994         1993
- -------------------------------------------------------------------------------
Income:
 Rental                                    $3,075,900  $ 3,386,800  $3,673,900
 Interest                                     595,900      374,800     242,200
- -------------------------------------------------------------------------------
                                            3,671,800    3,761,600   3,916,100
- -------------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                827,600      933,100     812,200
 Property operating:
  Affiliates                                  182,300      164,500     254,200
  Nonaffiliates                               582,500      653,500     819,600
 Real estate taxes                            332,800      321,800     345,000
 Insurance--Affiliate                          24,900       29,000      37,400
 Repairs and maintenance                      410,000      459,000     570,900
 General and administrative:
  Affiliates                                   44,100       37,900      30,800
  Nonaffiliates                               152,200      163,200     165,100
 Loss on sale or disposition of properties                  48,900   1,429,900
 Provisions for value impairment            1,600,000    1,500,000
- -------------------------------------------------------------------------------
                                            4,156,400    4,310,900   4,465,100
- -------------------------------------------------------------------------------
Net (loss) before (loss) income from
 participation in joint venture              (484,600)    (549,300)   (549,000)
Net (loss) income from participation in
 joint venture                               (121,000)    (469,800)    117,000
- -------------------------------------------------------------------------------
Net (loss) before extraordinary gain on
 extinguishment of debt                      (605,600)  (1,019,100)   (432,000)
Extraordinary gain on extinguishment of
 debt                                                                1,464,000
- -------------------------------------------------------------------------------
Net (loss) income                          $ (605,600) $(1,019,100) $1,032,000
- -------------------------------------------------------------------------------
Net income allocated to General Partner    $  249,300  $   140,400  $   54,100
- -------------------------------------------------------------------------------
Net (loss) income allocated to Limited
 Partners                                  $ (854,900) $(1,159,500) $  977,900
- -------------------------------------------------------------------------------
Net (loss) before extraordinary gain on
 extinguishment of debt allocated to
 Limited Partners per Unit (45,737 Units
 outstanding)                              $   (18.69) $    (25.35) $    (9.35)
- -------------------------------------------------------------------------------
Net (loss) income allocated to Limited
 Partners per Unit (45,737 Units
 outstanding)                              $   (18.69) $    (25.35) $    21.38
- -------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 1995, 1994 and 1993
(All dollars rounded to nearest 00s)

                                          1995        1994         1993
- ----------------------------------------------------------------------------
Cash flows from operating activities:
 Net (loss) income                     $ (605,600) $(1,019,100) $ 1,032,000
 Adjustments to reconcile net (loss)
  income to net cash provided by
  operating activities:
  Depreciation and amortization           827,600      933,100      812,200
  Provisions for value impairment       1,600,000    1,500,000
  Loss (income) from participation in
   joint venture                          121,000      469,800     (117,000)
  Loss on sale or disposition of
   properties                                           48,900    1,429,900
  Extraordinary gain on extinguishment
   of debt                                                       (1,464,000)
  Changes in assets and liabilities:
   (Increase) decrease in rents
    receivable                             (4,800)      27,900      114,300
   Decrease in other assets                   100       41,300       48,400
   Increase (decrease) in accounts
    payable and accrued expenses          109,300     (113,000)      31,600
   (Decrease) increase in due to
    Affiliates                            (11,500)      41,100      (30,500)
   Increase (decrease) in other
    liabilities                               900      (48,300)      37,400
- ----------------------------------------------------------------------------
    Net cash provided by operating
     activities                         2,037,000    1,881,700    1,894,300
- ----------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from the sale or disposition
  of properties                                      2,168,200      840,000
 Payments for capital and tenant
  improvements                           (354,900)    (670,600)  (1,078,200)
 Distributions received from joint
  venture                                 493,400      317,800      496,400
 (Funding of) collection of loans to
  joint venture                           (59,500)      64,800     (227,200)
- ----------------------------------------------------------------------------
    Net cash provided by investing
     activities                            79,000    1,880,200       31,000
- ----------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners        (2,540,900)  (1,134,300)  (1,247,800)
 Increase (decrease) in security
  deposits                                  4,200      (15,800)      (1,300)
- ----------------------------------------------------------------------------
    Net cash (used for) financing
     activities                        (2,536,700)  (1,150,100)  (1,249,100)
- ----------------------------------------------------------------------------
Net (decrease) increase in cash and
 cash equivalents                        (420,700)   2,611,800      676,200
Cash and cash equivalents at the
 beginning of the year                  8,442,900    5,831,100    5,154,900
- ----------------------------------------------------------------------------
Cash and cash equivalents at the end
 of the year                           $8,022,200  $ 8,442,900  $ 5,831,100
- ----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DEFINITION OF SPECIAL TERMS:
Capitalized terms used in this report have the same meaning as those terms in the Partnership's Registration Statement filed with the Securities and Exchange Commission on Form S-11. Definitions of these terms are contained in Article III of the First Amended and Restated Certificate and Agreement of Limited Partnership, which is incorporated herein by reference.

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

The preparation of the Partnership's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The General Partner periodically reviews significant factors regarding the properties to determine that the properties are carried at lower of cost or fair market value. These factors include, but are not limited to the General Partner's experience in the real estate industry, an evaluation of recent operating performance against expected results, economic trends or factors impacting either major tenants or the regions in which respective properties are located, and where available, information included in recent appraisals of properties.

Based on this analysis, where it is anticipated that the carrying value of an investment property will not be recovered, the General Partner has deemed it appropriate to reduce the basis of the properties for financial reporting purposes to fair market value. Such fair market value is the General Partner's best estimate of the amounts expected to be realized were such properties sold as of the Balance Sheet date, based upon current information available. The ultimate realization may differ from these amounts. Provisions, where applicable, are reflected in the accompanying Statement of Income and Expenses in the year such evaluations have been made. For additional information see
Note 9.

Property sales or dispositions are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation are removed from the respective accounts. Any gain or loss on sale or disposition is recognized in accordance with generally accepted accounting principles.

Cash equivalents are considered all highly liquid investments with an original maturity of three months or less when purchased.

The Partnership's financial statements include financial instruments, including receivables, trade liabilities, and investment in joint venture. The Partnership considers the disclosure of the fair value of its investment in joint venture to be impracticable due to the illiquid nature of the investment. The fair value of financial instruments, including cash and cash equivalents, was not materially different from their carrying value at December 31, 1995 and 1994.

Certain reclassifications have been made to the previously reported 1994 and 1993 statements in order to provide comparability with the 1995 statements. These reclassifications have no effect on net income (loss) or Partner's capital (deficit).

2. RELATED PARTY TRANSACTIONS:

Subsequent to May 16, 1986, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow as its Partnership Management Fee. In accordance with the Partnership Agreement, Net Profits are first allocated to the General Partner in an amount equal to the greater of the General Partner's Partnership Management Fee, or 1% of Net Profits. The balance of Net Profits is allocated to the Limited Partners. Net Losses (exclusive of Net Losses from the sale or disposition of a Partnership property and provision for value impairment) shall be allocated 1% to the General Partner and 99% to the Limited Partners. Net (Losses) from the sale or disposition of a Partnership property are allocated first, to the General Partner and Limited Partners pro rata, in proportion to the positive balance in their capital accounts until the positive balance is reduced to zero and second, the balance, if any, 99% to the Limited Partners and 1% to the General Partner. Notwithstanding anything to the contrary, the General Partner shall be allocated not less than 1% of Net (Losses) from the sale or disposition of a Partnership property. In addition, extraordinary gain on extinguishment of debt and provisions for value impairment are allocated 99% to the Limited Partners and 1% to the General Partner. For the year ended December 31, 1995, the General Partner was entitled to a Partnership Management Fee of $269,300 and allocated Net Profits of $249,300, which included a (loss) from provisions for value impairment of $(20,000). For the year ended December

31, 1994, the General Partner was entitled to a Partnership Management Fee of $155,900 and allocated Net Profits of $140,400, which included (losses) from provisions for value impairment of $(15,000) and the sale or disposition of Partnership property of $(500). For the year ended December 31, 1993, the General Partner was entitled to a Partnership Management Fee of $53,800 and allocated Net Profits of $54,100, which included a (loss) from the sale or disposition of Partnership property of $(14,300) and an extraordinary gain on extinguishment of debt of $14,600.

Fees and reimbursements paid and payable by the Partnership to Affiliates for the years ended December 31, 1995, 1994 and 1993 were as follows:

                                    For the Years Ended December 31,
                           ---------------------------------------------------
                                 1995             1994              1993
                           ---------------- ----------------- ----------------
                             Paid   Payable   Paid   Payable    Paid   Payable
- ------------------------------------------------------------------------------
Property management and
 leasing fees              $191,500 $48,400 $115,700 $ 62,600 $252,600 $21,700
Real estate commissions
 (a)                           None  40,200     None   40,200     None  40,200
Reimbursement of property
 insurance premiums, at
 cost                        24,900    None   28,000     None   35,900    None
Reimbursement of
 expenses, at cost:
 --Accounting                19,500   5,300   20,300    2,300   21,700   2,600
 --Investor communication    21,900   2,000   14,900    2,300    9,400   1,800
 --Legal                      8,100    None   15,700     None   37,800    None
 --Other                      1,000    None     None     None     None    None
- ------------------------------------------------------------------------------
                           $266,900 $95,900 $194,600 $107,400 $357,400 $66,300
- ------------------------------------------------------------------------------

(a) As of December 31, 1995, $40,200 was due to the General Partner for real estate commissions earned in connection with the disposition and sale of Partnership property. These commissions have been accrued but not paid. Under the terms of the Partnership Agreement, these commissions will not be paid until such time as the Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow which has been distributed to Limited Partners) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

On-site property management for the Partnership's properties is provided by an Affiliate of the General Partner for fees based upon various percentage rates of gross rents received from the properties.

3. INVESTMENT IN JOINT VENTURE:

A summary of the financial information for First Capital Lansing Properties Limited Partnership, which owns the Holiday Office Park North and South ("Holiday"), for the year ended December 31, 1995 is as follows:

             ASSETS
             Investment property, net of
              accumulated depreciation and
              amortization                          $10,175,500
             Cash and cash equivalents                  388,900
             Loans receivable                           603,300
             Rents receivable                           101,700
             Other assets                               102,600
                  ----------------------------------------------
                                                    $11,372,000
                  ----------------------------------------------
             LIABILITIES AND PARTNERS' CAPITAL
             Loan payable to Affiliate              $ 1,570,000
             Accounts payable and accrued expenses      446,500
             Due to Affiliates                           49,000
             Distribution payable                       339,700
             Security deposits                           25,700
             Other liabilities                           40,300
             Partners' capital                        8,900,800
                  ----------------------------------------------
                                                    $11,372,000
                  ----------------------------------------------
             STATEMENT OF INCOME AND EXPENSES
             Total income                           $ 2,918,800
                  ----------------------------------------------
             Expenses:
              Property operating                      1,816,200
              Depreciation and amortization             365,500
              Provision for value impairment            800,000
              Interest                                  179,200
                  ----------------------------------------------
             Net (loss)                             $  (242,100)
                  ----------------------------------------------

The information presented above represents 100% of the activity of Holiday. The Partnership purchased a 50% interest in a joint venture which acquired a 75% preferred interest in this property. The provision for value impairment was allocated in accordance with the joint venture agreement. The Partnership's share of the provision for value impairment was $400,000, for the year ended December 31, 1995. For additional details see Note 9.

4. FUTURE MINIMUM RENTALS:

The Partnership's share of future minimum rental income due on noncancelable leases as of December 31, 1995 was as follows:

                    1996        $ 3,484,200
                    1997          3,009,900
                    1998          2,572,000
                    1999          1,990,700
                    2000          1,493,600
                    Thereafter      999,200
                             --------------
                                $13,549,600
                             --------------

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

7. INCOME TAX:

The Partnership utilizes the accrual basis of accounting for both tax reporting and financial statement purposes. Financial statement results will differ from tax results due to the use of differing depreciation lives and methods, the recognition of rents received in advance as taxable income, the use of differing methods in computing the gain on sale of property and the Partnership's provisions for value impairment. The net effect of these accounting differences for the year ended December 31, 1995 was that the net income for tax reporting purposes was greater than the net (loss) for financial statement purposes by $2,195,300. The aggregate cost of commercial rental property for income tax purposes at December 31, 1995 was $22,476,800.

8. PROPERTY SALES AND DISPOSITIONS:

On June 8, 1994, Farmington Hills Associates ("FHA"), the joint venture which owned North Valley Office Center ("North Valley") and Wellington North Office Complex ("Wellington A, B and C"), in which the Partnership owned a 50% interest, sold Wellington C for the sale price of $4,500,000. The Partnership's share of selling expenses was $81,800. The Partnership's share of the net proceeds from this sale was $2,168,200. The Partnership recorded a total loss on the sale of this property of $2,048,900 for financial statement purposes, of which $2,000,000 was recorded for the year ended December 31, 1992 as a provision for value impairment. For tax reporting purposes the Partnership recorded a total loss in 1994 of $1,915,700 on this sale.

On March 17, 1993, FHA disposed of Wellington A in conjunction with the mortgage holder, to a third party for a total sale price of $2,060,000. Of this amount, FHA remitted $1,910,000 to the mortgage holder (the Partnership's share of this amount was $955,000) which relieved the Partnership of its share of the obligation of $2,419,000 under the mortgage loan and any interest in the assets therein. This extinguishment of debt was considered a noncash event for the purposes of the Statement of Cash Flows, and was not included in the Partnership's calculation of Cash Flow (as defined in the Partnership Agreement) for the year ended December 31, 1993. The Partnership incurred transaction costs of $63,500, including $10,600 of accrued expenses. The Partnership's share of the net proceeds from this transaction was $22,100. The Partnership recorded a loss on the disposition of this property of $2,027,900 for financial statement purposes. This loss represented the net book value of this property and transaction costs incurred by the Partnership in excess of the sale price of the property. Due to an anticipated loss in connection with this disposition, the Partnership recorded $765,000 as a provision for value impairment in 1992. Upon sale of the property in 1993, an additional loss of $1,262,900 was recorded. In addition, the Partnership also recorded an extraordinary gain on extinguishment of debt in connection with the disposition of this property of $1,464,000 for financial statement purposes. This extraordinary gain on extinguishment of debt represented the excess property indebtedness over the amount remitted to the mortgage holder upon sale of the property. For tax reporting purposes the Partnership recorded a total loss of $597,300 in 1993 on this disposition.

On March 23, 1993, FHA sold Wellington B for a total sale price of $1,680,000. The Partnership's share of selling expenses were $64,600, including $45,900 of accrued expenses. The Partnership's share of the net proceeds from this sale was $821,300. The Partnership recorded a loss on the disposition of this property of $463,600 for financial statement purposes. Due to the anticipated loss in connection with this sale, the Partnership recorded $300,000 of the total loss as of December 31, 1992 as a provision for value impairment and the remaining portion of the loss in 1993. For tax purposes the Partnership recorded a total loss of $446,500 in 1993 on this sale.

All of the above transactions were all-cash sales and dispositions, with no further involvement on the part of the Partnership.

9. PROVISIONS FOR VALUE IMPAIRMENT:

Due to regional factors and other matters affecting the Partnership's properties, there is uncertainty as to the Partnership's ability to recover the net carrying value of certain of its properties during the remaining estimated holding periods. Accordingly, it was deemed appropriate to reduce the bases of such properties in the Partnership's financial statements during the years ended December 31, 1995 and 1994. The provisions for value impairment were considered non-cash events for the purposes of the Statements of Cash Flows and were not utilized in the determination of Cash Flow (as defined in the Partnership Agreement). The following is a summary of the provisions for value impairment reported by the Partnership for the years ended December 31, 1995 and 1994:

                      Property              1995       1994
                  --------------------------------------------
             Ellis Building              $  500,000 $1,000,000
             Park Plaza Professional
              Building                      900,000    500,000
             3120 Southwest Freeway         200,000
                  --------------------------------------------
                                         $1,600,000 $1,500,000
                  --------------------------------------------

The joint venture which owns Holiday recorded a provision for value impairment in the amount of $800,000 for the year ended December 31, 1995. This provision was allocated to the general partners of the joint venture. Accordingly, the Partnership's share of this provision was $400,000 and is reflected in the net loss from participation in joint venture. For the year ended December 31, 1994, a provision for value impairment for Holiday was recorded in the amount of $2,000,000. Of this amount, $655,200 was allocated to the limited partners of the joint venture which reduced their capital account to zero and the remaining amount was allocated to the general partners, of which the Partnership's share is $672,400. The joint venture also recorded a provision for value impairment in the amount of $4,000,000 as of December 31, 1993. Pursuant to the joint venture agreement this provision was allocated to the limited partners of the joint venture that owns Holiday.

The provisions for value impairment were material fourth quarter adjustments pursuant to Accounting Principles Board Opinion No. 28, "Interim Financial Reporting". No other material adjustments were made in the fourth quarters.

Beginning on January 1, 1996, the Partnership will adopt the Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Standard"). The Standard established guidance for determining if the value of defined assets are impaired, and if so, how impairment losses should be measured and reported in the financial statements. The Standard is effective for fiscal years beginning after December 15, 1995. The Managing General Partner believes that based on current circumstances, the adoption on January 1, 1996 of the Standard will not materially affect the Partnership's financial position or results of operations.

               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 3

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1995



     Column A                  Column C                    Column D                          Column E
 ---------------    -------------------------   ---------------------------  -------------------------------------------

                            Initial cost             Costs capitalized                 Gross amount carried
                           to Partnership       subsequent to acquisition               at close of period
                    -------------------------   ---------------------------  -------------------------------------------

                                  Buildings                                                  Buildings
                                     and         Improve-         Carrying                      and
   Description         Land      Improvements     ments           Costs (1)     Land       Improvements     Total (2)(3)
 ---------------    ----------   ------------   ----------        ---------  ----------    ------------     ------------
 Office Buildings:

 Ellis Building
  (Sarasota, FL)    $  860,000   $ 5,405,600    $1,337,300        $ 25,900   $  860,000    $ 5,268,800     $ 6,128,800 (4)
  (50% interest)

 Park Plaza
  Professional
  Building
  (Houston, TX)        802,900    10,750,400     2,077,300          82,400      802,900     11,510,100      12,313,000 (7)
  (50% interest)

 3120 Southwest
  Freeway
  (Houston, TX)        245,700       440,600       438,500          10,200      245,700        689,300         935,000 (8)
  (25% interest)
                    ----------   -----------    ----------        --------   ----------    -----------     -----------
                    $1,908,600   $16,596,600    $3,853,100        $118,500   $1,908,600    $17,468,200     $19,376,800
                    ==========   ===========    ==========        ========   ==========    ===========     ===========




                     Column F     Column G    Column H      Column I
                   ------------  ----------   --------    ------------
                                                            Life on
                                                             which
                                                          depreciation
                                                           in latest
                   Accumulated     Date                      income
                   Depreciation   of con-       Date       statement
                       (2)       struction    Acquired    is computed
                   ------------  ----------   --------    ------------

  Description
- ---------------
Office Buildings:

Ellis Building                                                35(5)
 (Sarasota, FL)     $1,972,000     1969         3/86         3-10(6)
 (50% interest)

Park Plaza
 Professional
 Building                                                     35(5)
 (Houston, TX)       3,553,900     1976        11/86         3-10(6)
 (50% interest)

3120 Southwest
 Freeway                                                      35(5)
 (Houston, TX)         325,800     1972         3/89         3-10(6)
 (25% interest)
                    ----------
                    $5,851,700
                    ==========

Column B - Not Applicable.

                 See accompanying notes on the following page.

               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 3

                             NOTES TO SCHEDULE III


Note 1. Consists of legal fees, appraisal fees, title costs and other related professional fees.

Note 2. The following is a reconciliation of activity in columns E and F:


                              December 31, 1995          December 31, 1994          December 31, 1993
                          -------------------------  -------------------------  -------------------------
                                       Accumulated                Accumulated                Accumulated
                              Cost     Depreciation     Cost      Depreciation     Cost      Depreciation
                          -----------  ------------  -----------  ------------  -----------  ------------
Balance at
  beginning of year       $20,621,900   $5,024,100   $24,026,100   $4,448,800   $26,592,300   $3,891,700

Additions during
  year:

  Improvements                354,900                    670,600                  1,078,200

  Provisions for
    depreciation                           827,600                    933,000                    812,200

Deductions
  during year:

  Basis of real
    estate disposed                                   (2,574,800)                (3,644,400)

  Accumulated
    depreciation of real
    estate disposed                                                  (357,700)                  (255,100)

  Provisions for
  value impairment         (1,600,000)                (1,500,000)
                          -----------   ----------   -----------   ----------   -----------   ----------
Balance at end
  of year                 $19,376,800   $5,851,700   $20,621,900   $5,024,100   $24,026,100   $4,448,800
                          ===========   ==========   ===========   ==========   ===========   ==========

Note 3. The aggregate cost for Federal income tax purposes at December 31, 1995 is $22,476,800.

Note 4. Includes provisions for value impairment of $1,500,000.

Note 5. Estimated useful life of building.

Note 6. Estimated useful life of improvements.

Note 7. Includes provisions for value impairment of $1,400,000.

Note 8. Includes a provision for value impairment of $200,000.