Form 10-Q
period 1996-03-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 3
filed 1996-05-14
CIK 757528

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549-1004


                                   FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the period ended           March 31, 1996
                          ------------------------------------------------------

                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from                     to
                                    --------------------    --------------------

      Commission File Number:                          0-14122
                             ---------------------------------------------------

               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, Ltd. - 3
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Florida                                            36-3330657
- -------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

Two North Riverside Plaza, Suite 950, Chicago, Illinois         60606-2607
- -------------------------------------------------------         ----------
(Address of principal executive offices)                        (Zip Code)

                                (312)  207-0020
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                  March 31,
                                                    1996      December 31,
                                                 (Unaudited)      1995
- --------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                            $ 1,908,600  $ 1,908,600
 Buildings and improvements                       17,520,600   17,468,200
- --------------------------------------------------------------------------
                                                  19,429,200   19,376,800
Accumulated depreciation and amortization         (6,039,400)  (5,851,700)
- --------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                   13,389,800   13,525,100
Cash and cash equivalents                          7,437,300    8,022,200
Restricted cash                                      112,500       62,500
Investment in joint venture                        4,681,100    4,620,200
Rents receivable                                      12,800       29,600
Other assets (including amount due from joint
 venture of $785,000)                                834,800      817,000
- --------------------------------------------------------------------------
                                                 $26,468,300  $27,076,600
- --------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses           $   249,500  $   469,300
 Due to Affiliates                                   115,000       95,900
 Distributions payable                               711,500      711,500
 Security deposits                                    58,200       55,700
 Other liabilities                                     1,000        4,400
- --------------------------------------------------------------------------
                                                   1,135,200    1,336,800
- --------------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                          (183,300)    (183,300)
 Limited Partners (45,737 Units issued and
  outstanding)                                    25,516,400   25,923,100
- --------------------------------------------------------------------------
                                                  25,333,100   25,739,800
- --------------------------------------------------------------------------
                                                 $26,468,300  $27,076,600
- --------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 1996 (Unaudited) and the year ended December 31, 1995
(All dollars rounded to nearest 00s)

                                            General     Limited
                                            Partner    Partners       Total
- -------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 31, 1995                          $(163,300) $29,202,100  $29,038,800
Net income (loss) for the year ended
 December 31, 1995                           249,300     (854,900)    (605,600)
Distributions for the year ended December
 31, 1995                                   (269,300)  (2,424,100)  (2,693,400)
- -------------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1995                          (183,300)  25,923,100   25,739,800
Net income for the quarter ended March
 31, 1996                                     71,200      233,600      304,800
Distributions for the quarter ended March
 31, 1996                                    (71,200)    (640,300)    (711,500)
- -------------------------------------------------------------------------------
Partners' (deficit) capital,
 March 31, 1996                            $(183,300) $25,516,400  $25,333,100
- -------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                             1996      1995
- ------------------------------------------------------------------------------
Income:
 Rental                                                    $752,000 $  815,200
 Interest                                                   118,000    143,000
 Income from participation in joint venture                  60,900     69,300
- ------------------------------------------------------------------------------
                                                            930,900  1,027,500
- ------------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                              187,700    208,000
 Property operating:
  Affiliates                                                 45,100     42,500
  Nonaffiliates                                             151,800    145,700
 Real estate taxes                                           73,300     79,400
 Insurance--Affiliate                                         9,100      6,100
 Repairs and maintenance                                     98,500     94,700
 General and administrative:
  Affiliates                                                 11,100     10,400
  Nonaffiliates                                              49,500     46,300
- ------------------------------------------------------------------------------
                                                            626,100    633,100
- ------------------------------------------------------------------------------
Net income                                                 $304,800 $  394,400
- ------------------------------------------------------------------------------
Net income allocated to General Partner                    $ 71,200 $   63,500
- ------------------------------------------------------------------------------
Net income allocated to Limited Partners                   $233,600 $  330,900
- ------------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (45,737
 Units outstanding)                                        $   5.11 $     7.23
- ------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s)

                                                             1996        1995
- ---------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                               $  304,800  $  394,400
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                              187,700     208,000
  (Income) from participation in joint venture               (60,900)    (69,300)
  Changes in assets and liabilities:
   Decrease (increase) in rents receivable                    16,800     (23,600)
   (Increase) in other assets                                (17,800)    (19,600)
   (Decrease) in accounts payable and accrued expenses      (219,800)   (130,800)
   Increase in due to Affiliates                              19,100      27,700
   (Decrease) increase in other liabilities                   (3,400)     19,700
- ---------------------------------------------------------------------------------
    Net cash provided by operating activities                226,500     406,500
- ---------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements                (52,400)    (29,100)
 Distributions received from joint venture                               150,000
 (Increase) in restricted cash                               (50,000)
- ---------------------------------------------------------------------------------
    Net cash (used for) provided by investing activities    (102,400)    120,900
- ---------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                             (711,500)   (559,000)
 Increase (decrease) in security deposits                      2,500        (200)
- ---------------------------------------------------------------------------------
    Net cash (used for) financing activities                (709,000)   (559,200)
- ---------------------------------------------------------------------------------
Net (decrease) in cash and cash equivalents                 (584,900)    (31,800)
Cash and cash equivalents at the beginning of the period   8,022,200   8,442,900
- ---------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period        $7,437,300  $8,411,100
- ---------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 1996
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Preparation of the Partnership's financial statements in conformity with generally accepted accounting principles requires manangement to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter ended March 31, 1996 are not necessarily indicative of the operating results for the year ending December 31, 1996.

The financial statements include the Partnership's interest in three joint ventures with Affiliated partnerships. These joint ventures were formed for the purpose of each acquiring a 100% interest in certain real property and are operated under the common control of the General Partner. Accordingly, the Partnership's pro rata share of the ventures' revenues, expenses, assets, liabilities and Partners' capital is included in the financial statements.

Investment in joint venture represents the recording of the Partnership's interest, under the equity method of accounting, in a joint venture with an Affiliated partnership. The joint venture acquired a preferred majority interest in a joint venture with the seller of the Lansing, Michigan property. Under the equity method of accounting, the Partnership recorded its initial interest at cost and adjusts its investment account for its share of joint venture income or loss and its distributions of cash flow (as defined by the joint venture agreement).

Commercial rental properties held for investment are recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts, if any, allocated to land and value impairments) on the straight-line method over their estimated useful lives. Upon classifying a commercial rental property as held for disposition, no further depreciation or amortization of such property is provided for in the financial statements. Lease acquisition fees are recorded at cost and amortized over the life of the lease. Maintenance and repair costs are expensed against operations as incurred; expenditures for improvements are capitalized to the appropriate property accounts and depreciated over the estimated life of the improvements.

During the first quarter of 1996, the Partnership adopted Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Standard"). The Standard established guidance for determining if the value of defined assets are impaired, and if so, how impairment losses should be measured and reported in the financial statements. The Standard also addressed the accounting for long-lived assets that are expected to be disposed of. The adoption of the Standard did not have a material effect on the Partnership's financial statements.

Cash equivalents are considered all highly liquid investments with maturity of three months or less when purchased.

Certain reclassifications have been made to the previously reported 1995 statements in order to provide comparability with the 1996 statements. These reclassifications have no effect on net income or Partners' (deficit) capital.

Reference is made to the Partnership's annual report for the year ended December 31, 1995 for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to May 16, 1986, the Termination of the Offering, the General Partner is entitled to 10% of distributable Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. In addition, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner and, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to all Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the positive balance in its Capital Account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and third, the balance, if any, to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale Proceeds from the transaction to all Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partners and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter ended March 31, 1996, the General Partner was entitled to a Partnership Management Fee, and accordingly, allocated Net Profits, of $71,200.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter ended March 31, 1996 were as follows:

                                        Paid   Payable
- -------------------------------------------------------
Property management and leasing fees  $ 32,600 $ 59,600
Reimbursement of property insurance       None    9,100
 premiums, at cost
Real estate commission (a)                None   40,200
Reimbursement of expenses, at cost:
 --Accounting                            8,400    4,100
 --Investor communication                3,800    2,000
 --Legal                                 1,400
- -------------------------------------------------------
                                      $ 46,200 $115,000
- -------------------------------------------------------

(a) As of March 31, 1996, the Partnership owed $40,200 to the General Partner for real estate commissions earned in connection with the sales of Partnership properties. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partner or any Affiliates a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial investment date) of 6% simple interest per annum on their Capital Investment from the initial investment date.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reference is made to the Partnership's annual report for the year ended December 31, 1995, for a discussion of the Partnership's business.

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of each of its remaining properties for the quarters ended March 31, 1996 and 1995. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                        Comparative
                     Operating Results
                        (a) For the
                      Quarters Ended
                     3/31/96  3/31/95
- --------------------------------------
PARK PLAZA PROFESSIONAL
 BUILDING (50%)
Rental revenues      $405,800 $444,500
- --------------------------------------
Property net income  $ 90,100 $136,400
- --------------------------------------
Average occupancy         84%      88%
- --------------------------------------
ELLIS BUILDING (50%)
Rental revenues      $288,000 $288,600
- --------------------------------------
Property net income  $ 89,800 $ 77,900
- --------------------------------------
Average occupancy         93%      96%
- --------------------------------------
3120 SOUTHWEST FREEWAY
 OFFICE BUILDING (25%)
Rental revenues      $ 54,200 $ 62,600
- --------------------------------------
Property net income  $  5,200 $  5,800
- --------------------------------------
Average occupancy         83%      96%
- --------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income, general and administrative expenses and income from participation in joint venture or are related to properties previously owned by the Partnership.

Net income for the Partnership decreased $89,600 for the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995. The primary reasons for the decrease were: 1) diminished operating results at Park Plaza Professional Building ("Park Plaza") of $46,300 and 2) decreased interest income of $25,000 as a result of amounts available for and rates available on the Partnership's short-term investments. Partially offsetting the decrease in net income was improved operating results at the Ellis Building ("Ellis") of $11,900.

Rental revenues decreased by $63,200 or 7.8% for the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995. The primary factor which caused the decrease was lower tenant reimbursements for real estate taxes at Park Plaza and lower average occupancy at Park Plaza and Southwest Freeway.

Depreciation and amortization decreased $20,300 for the comparable periods primarily due to the effects of the provisions for value impairment recorded for several of the Partnership's properties for the year ended December 31, 1995.

Property operating expenses increased by $8,700 for the quarterly comparable periods. The primary factor which caused the increase in property operating expenses was increased salaries and utilities at Park Plaza. Partially offsetting the increase was decreased utilities at Ellis.

The Partnership's share of net income at Holiday decreased $8,400 for the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995. This decrease was primarily due to increased repairs and maintenance and property operating expense. Partially offsetting this decrease was increased rental revenues.

Insurance, repairs and maintenance and general and administrative expense remained stable for the quarterly periods under comparison.

To increase and/or maintain occupancy levels at the Partnership's properties, the General Partner, through its Affiliated asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenants' leases and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) cold-calling other businesses and tenants in the market area and 5) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining properties. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cumulative cash distributions exceed net income, such excess distributions are treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to Partnership net income or cash flows as defined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows, as defined by GAAP. The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as defined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                       Comparative Cash
                                                       Flow Results For
                                                      the Quarters Ended
                                                       3/31/96    3/31/95
- ---------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)   $ 534,800  $ 690,700
Less: Cash Flow from joint venture                     (103,200)  (157,600)
Items of reconciliation:
 (Increase) in current assets                            (1,000)   (43,200)
 (Decrease) in current liabilities                     (204,100)   (83,400)
- ---------------------------------------------------------------------------
Net cash provided by operating activities             $ 226,500  $ 406,500
- ---------------------------------------------------------------------------
Net cash (used for) provided by investing activities  $(102,400) $ 120,900
- ---------------------------------------------------------------------------
Net cash (used for) financing activities              $(709,000) $(559,200)
- ---------------------------------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $155,900 for the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995 was primarily due to the decrease in net income, as previously discussed, exclusive of depreciation and amortization.

The decrease in the Partnership's cash position of $584,900 as of March 31, 1996 when compared to December 31, 1995 was primarily due to distributions paid to Partners and payments for capital, tenant improvement exceeding net cash provided by operating activities. Liquid assets of the Partnership are comprised of amounts held for working capital purposes.

The decrease in net cash provided by operating activities of $180,000 for the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995 was primarily due to the decrease in net income, as previously discussed, and the timing of the payment of certain Partnership's expenses and the collection of tenants' rental payments.

Net cash provided by (used for) investing activities changed from $120,900 for the quarter ended March 31, 1995 to $(102,400) for the quarter ended March 31, 1996. The change was primarily due to the first quarter 1996 distribution from joint venture not being received until May 1996 and an increase in payments made for capital, tenant improvement and leasing costs to the Partnership's properties. The Partnership maintains working capital reserves to pay for capital expenditures such as capital, tenant improvement and leasing costs. During the quarter ended March 31, 1996, the Partnership spent $52,400 for capital, tenant improvement and leasing costs and has budgeted to spend approximately $485,000 during the remainder of 1996. Of the remaining budgeted amount, approximately $358,000, $90,000 and $37,000 relates to anticipated capital, tenant improvement and leasing costs expected to be incurred at Park Plaza, Ellis and Southwest Freeway, respectively. In addition, approximately $510,000 is budgeted to be advanced to the Partnership's joint venture investment in Holiday for capital, tenant improvement and leasing costs. Actual amounts expended in 1996 may vary depending on a number of factors including leasing activity and other market conditions throughout the year. The General Partner believes these expenditures are necessary to maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and prepare the remaining properties for eventual disposition.

The increase in net cash (used for) financing activities of $149,800 for the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995 was due primarily to an increase in distributions paid to Partners.

The General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the anticipated capital, tenant improvement and leasing costs necessary to be made at the Partnership's properties during the next several years. For the quarter ended March 31, 1996, the Partnership included $176,700 of previously undistributed Cash Flow (as defined in the Partnership Agreement) in its distribution to Partners.

Distributions to Limited Partners for the quarter ended March 31, 1996 were declared in the amount of $640,300, or $14.00 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts and/or availability of cash for future distribution to Partners.

                          PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits: None

          (b) Reports on Form 8-K:

              There were no reports filed on Form 8-K during the quarter ended March 31, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 3

                              BY: FIRST CAPITAL FINANCIAL CORPORATION
                                  GENERAL PARTNER


     Date:  May 13, 1996      By: /s/     DOUGLAS CROCKER II
            ------------          --------------------------------------
                                          DOUGLAS CROCKER II
                                  President and Chief Executive Officer


     Date:  May 13, 1996      By: /s/      NORMAN M. FIELD
            ------------          --------------------------------------
                                           NORMAN M. FIELD
                                  Vice President - Finance and Treasurer