Form 10-Q
period 1996-06-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 3
filed 1996-08-14
CIK 757528

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the period ended                      June 30, 1996
                                ----------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from  __________________ to _____________________

    Commission File Number                           0-14122
                                    -------------------------------------------


               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 3
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

                                Not applicable
- -------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No __

DOCUMENTS INCORPORATED BY REFERENCE:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the definitive Prospectus dated January 17, 1985, included in the Registrant's Registration Statement on Form S-11 (Registration No. 2-79092), is incorporated herein by reference in Part I of this report.

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                   June 30,
                                                     1996      December 31,
                                                  (Unaudited)      1995
- ---------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                             $ 1,908,600  $ 1,908,600
 Buildings and improvements                        17,637,500   17,468,200
- ---------------------------------------------------------------------------
                                                   19,546,100   19,376,800
Accumulated depreciation and amortization          (6,218,300)  (5,851,700)
- ---------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                    13,327,800   13,525,100
Cash and cash equivalents                           3,047,700    8,022,200
Investments in debt securities                      3,948,800
Restricted cash                                       112,500       62,500
Investment in joint venture                         4,835,100    4,620,200
Rents receivable                                       29,600       29,600
Other assets (including amount due from joint
 venture of $817,200 and $785,000, respectively)      885,700      817,000
- ---------------------------------------------------------------------------
                                                  $26,187,200  $27,076,600
- ---------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses            $   321,100  $   429,100
 Due to Affiliates                                     82,100      136,100
 Distributions payable                              2,711,500      711,500
 Security deposits                                     57,700       55,700
 Other liabilities                                      7,100        4,400
- ---------------------------------------------------------------------------
                                                    3,179,500    1,336,800
- ---------------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                           (183,300)    (183,300)
 Limited Partners (45,737 Units issued and
  outstanding)                                     23,191,000   25,923,100
- ---------------------------------------------------------------------------
                                                   23,007,700   25,739,800
- ---------------------------------------------------------------------------
                                                  $26,187,200  $27,076,600
- ---------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 1996 (Unaudited) and the year ended December 31, 1995
(All dollars rounded to nearest 00s)

                                            General     Limited
                                            Partner    Partners       Total
- -------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1995                           $(163,300) $29,202,100  $29,038,800
Net income (loss) for the year ended
 December 31, 1995                           249,300     (854,900)    (605,600)
Distributions for the year ended December
 31, 1995                                   (269,300)  (2,424,100)  (2,693,400)
- -------------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1995                          (183,300)  25,923,100   25,739,800
Net income for the six months ended
 June 30, 1996                               142,300      548,600      690,900
Distributions for the six months ended
 June 30, 1996                              (142,300)  (3,280,700)  (3,423,000)
- -------------------------------------------------------------------------------
Partners' (deficit) capital,
 June 30, 1996                             $(183,300) $23,191,000  $23,007,700
- -------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                         1996       1995
- ---------------------------------------------------------------------------
Income:
 Rental                                               $  789,900 $  748,200
 Interest                                                113,000    175,900
- ---------------------------------------------------------------------------
 Net income                                              902,900    924,100
- ---------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                           178,900    207,400
 Property operating:
  Affiliates                                              43,600     37,800
  Nonaffiliates                                          164,900    143,900
 Real estate taxes                                        98,200     79,400
 Insurance--Affiliate                                      9,100      6,400
 Repairs and maintenance                                 115,100     98,400
 General and administrative:
  Affiliates                                               9,700      6,800
  Nonaffiliates                                           48,400     51,600
- ---------------------------------------------------------------------------
                                                         667,900    631,700
- ---------------------------------------------------------------------------
Net income before income from participation in joint
 venture                                                 235,000    292,400
Income from participation in joint venture               151,100    121,520
- ---------------------------------------------------------------------------
Net income                                            $  386,100 $  413,900
- ---------------------------------------------------------------------------
Net income allocated to General Partner               $   71,100 $   66,100
- ---------------------------------------------------------------------------
Net income allocated to Limited Partners              $  315,000 $  347,800
- ---------------------------------------------------------------------------
Net income allocated to Limited Partners per
 Unit (45,737 Units outstanding)                      $     6.89 $     7.60

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                         1996       1995
- ---------------------------------------------------------------------------
Income:
 Rental                                               $1,541,900 $1,543,900
 Interest                                                231,000    318,900
- ---------------------------------------------------------------------------
 Net income                                            1,772,900  1,862,800
- ---------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                           366,600    415,400
 Property operating:
  Affiliates                                              88,700     86,400
  Nonaffiliates                                          316,700    283,500
Real estate taxes                                        171,500    158,700
Insurance--Affiliate                                      18,200     12,500
Repairs and maintenance                                  213,600    173,600
General and administrative:
  Affiliates                                              20,800     17,200
  Nonaffiliates                                           97,900     98,000
- ---------------------------------------------------------------------------
                                                       1,294,000  1,245,300
- ---------------------------------------------------------------------------
Net income before income from participation in joint
 venture                                                 478,900    617,500
Income from participation in joint venture               212,000    190,800
- ---------------------------------------------------------------------------
Net income                                            $  690,900 $  808,300
- ---------------------------------------------------------------------------
Net income allocated to General Partner               $  142,300 $  129,600
- ---------------------------------------------------------------------------
Net income allocated to Limited Partners              $  548,600 $  678,700
- ---------------------------------------------------------------------------
Net income allocated to Limited Partners per
 Unit (45,737 Units outstanding)                      $    11.99 $    14.84
- ---------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          1996         1995
- --------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $   690,900  $   808,300
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                            366,600      415,400
  (Income) from participation in joint venture            (212,000)    (190,800)
  Changes in assets and liabilities:
  (Increase) in rents receivable                                        (8,200)
  (Increase) decrease in other assets                      (36,500)      12,200
  (Decrease) in accounts payable and accrued expenses     (108,000)     (66,100)
  (Decrease) increase in due to Affiliates                 (54,000)      18,300
  Increase in other liabilities                              2,700        1,500
- --------------------------------------------------------------------------------
   Net cash provided by operating activities               649,700      990,600
- --------------------------------------------------------------------------------
Cash flows from investing activities:
  Payments for capital and tenant improvements            (169,300)     (74,800)
  (Increase) in investments in debt securities          (3,948,800)
  (Increase) in restricted cash                            (50,000)
  (Funding of) loans to joint venture                      (32,200)     (55,300)
  (Contributions to) distributions received from
   joint venture                                           (2,900)      341,900
- --------------------------------------------------------------------------------
   Net cash (used for) provided by investing
    activities                                          (4,203,200)     211,800
- --------------------------------------------------------------------------------
Cash flows from financing activities:
  Distributions paid to Partners                        (1,423,000)  (1,194,200)
  Increase (decrease) in security deposits                   2,000       (1,500)
- --------------------------------------------------------------------------------
   Net cash (used for) financing activities             (1,421,000) (1,195,700)
- --------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents    (4,974,500)       6,700
Cash and cash equivalents at the beginning of the
 period                                                  8,022,200    6,945,300
- --------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $ 3,047,700  $ 6,952,000
- --------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 1996

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

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). Under this method of accounting, revenues are recorded when earned and expenses are recorded when incurred.

Preparation of the Partnership's financial statements in conformity with GAAP requires manangement to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 1996 are not necessarily indicative of the operating results for the year ending December 31, 1996.

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

Investments in debt securities are comprised of corporate debt securities and obligations of the United States government totaling $3,948,800 and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements, which approximated fair market value. All of these securities had a maturity of less than one year when purchased.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to May 16, 1986, the Termination of the Offering, the General Partner is entitled to 10% of distributable Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. In addition, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner and, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to all Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the positive balance in its Capital Account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and third, the balance, if any, to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale Proceeds from the transaction to all Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and six months ended June 30, 1996, the General Partner was entitled to a Partnership Management Fee, and accordingly, allocated Net Profits, of $71,100 and $142,300, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 1996 were as follows:

                                                         Paid
                                                  ------------------
                                                  Quarter Six Months Payable
- ----------------------------------------------------------------------------
Property management and leasing fees              $66,100  $ 98,700  $36,700
Reimbursement of property insurance premiums, at
 cost                                              18,200    18,200     None
Real estate commissions (a)                          None      None   40,300
Reimbursement of expenses, at cost
 --Accounting                                       7,200    15,600    4,000
 --Investor communications                          3,100     6,900    1,100
 --Legal                                              800     2,200
- ----------------------------------------------------------------------------
                                                  $95,400  $141,600  $82,100
- ----------------------------------------------------------------------------

(a) As of June 30, 1996, the Partnership owed $40,300 to the General Partner for real estate commissions earned in connection with the sales of Partnership properties. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partner or any Affiliate a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial investment date) of 6% simple interest per annum on their Capital Investment from the initial investment date.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reference is made to the Partnership's annual report for the year ended December 31, 1995 for a discussion of the Partnership's business.

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the quarters and six months ended June 30, 1996 and 1995. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                                               Comparative Operating Results (a)
                                              For the Quarters      For the Six
                                                    Ended          Months Ended
                                              6/30/96   6/30/95  6/30/96  6/30/95
- ----------------------------------------------------------------------------------
PARK PLAZA PROFESSIONAL BUILDING (50%)
Rental revenues                               $444,000  $413,100 $849,700 $857,600
- ----------------------------------------------------------------------------------
Property net income                           $ 77,900  $ 97,300 $168,100 $233,700
- ----------------------------------------------------------------------------------
Average occupancy                                  85%       88%      85%      88%
- ----------------------------------------------------------------------------------
ELLIS BUILDING (50%)
Rental revenues                               $294,200  $276,000 $582,200 $564,600
- ----------------------------------------------------------------------------------
Property net income                           $106,500  $ 76,300 $196,300 $154,200
- ----------------------------------------------------------------------------------
Average occupancy                                  94%       96%      94%      96%
- ----------------------------------------------------------------------------------
3120 SOUTHWEST FREEWAY OFFICE BUILDING (25%)
Rental revenues                               $ 49,700  $ 59,100 $103,900 $121,700
- ----------------------------------------------------------------------------------
Property net (loss) income                    $ (4,700) $  2,600 $  1,000 $  8,400
- ----------------------------------------------------------------------------------
Average occupancy                                  81%       92%      82%      94%
- ----------------------------------------------------------------------------------

(a) The above table excludes certain income and expense items which are either not directly related to individual property operating results such as interest income, general and administrative expenses and income from participation in joint venture or are related to properties previously owned by the Partnership.

Unless otherwise disclosed, discussions of fluctuations between 1996 and 1995 refer to both the quarters and six months ended June 30, 1996 and 1995.

Net income for the Partnership decreased $27,800 and $117,400, respectively, for the quarter and six months ended June 30, 1996 when compared to the quarter and six months ended June 30, 1995. These decreases were primarily the result of: 1) diminished operating results at Park Plaza Professional Building ("Park Plaza") and 3120 Southwest Freeway Office Building ("Southwest Freeway") totaling $26,700 and $73,000 for the quarter and six months ended June 30, 1996 when compared to the quarter and six months ended June 30, 1995, respectively and 2) decreased interest income of $62,900 and $87,900, respectively, for the comparable quarterly and six-month periods due to a decrease in funds available for the Partnership's short-term investments and to a lesser extent to a decrease in rates available on such investments. Partially offsetting the decreases in net income were: 1) improved operating results at the Ellis Building ("Ellis") of $30,200 and $42,100, respectively, for the comparable quarterly and six-month periods and 2) an increase in income from the Partnership's equity investment in the joint venture which owns Holiday North and South Office Park ("Holiday") of $29,600 and $21,200, respectively, for the quarter and six month comparable periods.

Rental revenues increased $41,700 or 5.6% for the quarterly periods under comparison. The primary factors which caused the increase in rental revenues were increased tenant expense reimbursements for real estate taxes at Park Plaza and Ellis and increased parking income generated by the parking facility at Park Plaza. Partially offsetting the increases were decreased base rents at Park Plaza and Southwest Freeway as a result of a decrease in the average occupancy rate and decreased tenant expense reimbursements for real estate taxes at Southwest Freeway. Rental revenues remained relatively stable for the six-month periods.

Real estate tax expense increased $18,800 and $12,800, respectively, for the quarter and six months ended June 30, 1996 when compared to the quarter and six months ended June 30, 1995. The increase in real estate tax expense was primarily due to an increase in the assessed valuation of Park Plaza.

Repairs and maintenance expense increased $16,700 and $40,000, respectively, for the comparable quarterly and six-month periods. The primary factor which caused the increase was increased expenditures associated with the parking facility at Park Plaza.

Property operating expenses increased $26,800 and $35,500, respectively, for the comparable quarterly and six-month periods. The primary reason for the increase was increased personnel and security costs at Park Plaza.

The Partnership's share of net income from Holiday increased $29,600 and $21,200, respectively, for the quarterly and six month periods under comparison as a result of increased rental revenues due to an increase in occupancy and decreased property operating expenses primarily resulting from a decrease in utilities. Partially offsetting this increase was increased repairs and maintenance and an increase in taxes paid.

To increase and/or maintain occupancy levels at the Partnership's properties, the General Partner, through its Affiliated asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenants' leases and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) cold-calling other businesses and tenants in the market area and 5) providing rental concessions or competitively pricing rental rates depending on market conditions.

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining properties. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cumulative cash distributions exceed net income, such excess distributions are treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as defined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows, as defined by GAAP. The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as defined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

                                           Comparative Cash Flow Results
                                             For the Six Months Ended
                                              6/30/96         6/30/95
- --------------------------------------------------------------------------
Cash Flow (as defined in the Partnership
 Agreement)                                $    1,144,800  $    1,202,900
Less: Cash Flow from joint venture               (299,300)       (170,000)
Items of reconciliation:
 (Increase) decrease in current assets            (36,500)          4,000
 (Decrease) in current liabilities               (159,300)        (46,300)
- --------------------------------------------------------------------------
Net cash provided by operating activities  $      649,700  $      990,600
- --------------------------------------------------------------------------
Net cash (used for) provided by investing
 activities                                $   (4,203,200) $      211,800
- --------------------------------------------------------------------------
Net cash (used for) financing activities   $   (1,421,000) $   (1,195,700)
- --------------------------------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $58,100 for the six months ended June 30, 1996 when compared to six months ended June 30, 1995 was primarily due to the decrease in net income, exclusive of depreciation and amortization, as previously discussed.

The decrease in the Partnership's cash of $48,800 as of June 30, 1996 when compared to December 31, 1995, was primarily the result of the investments in debt securities, payments made for capital, tenant improvement and leasing costs and distributions paid to Partners and exceeding net cash provided by operating activities. Liquid assets (including cash, cash equivalents and investments in debt securities) are comprised of undistributed Sales Proceeds and amounts held for working capital purposes.

The decrease in net cash provided by operating activities of $340,900 for the six months ended June 30, 1996 when compared to the six months ended June 30, 1995 was primarily due to the decrease in net income, excluding depreciation and amortization, and the timing of the payment of certain Partnership expenses.

Net cash provided by (used for) investing activities changed from $211,800 for the six months ended June 30, 1995 to $(4,203,200) for the six months ended June 30, 1996. The change was primarily due to the increase in investments in debt securities, an increase in payments made for capital, tenant improvement and leasing costs to the Partnership's properties and the timing of distributions received from the Partnership's equity investment in joint venture. The increase in investments in debt securities is a result of the extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for working capital. These investments are of investment-grade and generally mature less than one year from their date of purchase. The Partnership maintains working capital reserves to pay for capital expenditures such as capital, tenant improvement and leasing costs. During the six months ended June 30, 1996, the Partnership spent $169,300 for capital, tenant improvement and leasing costs and has projected to spend approximately $375,000 during the remainder of 1996. Of the projected amount, approximately $280,000, $70,000 and $25,000 relates to anticipated capital, tenant improvement and leasing costs expected to be incurred at Park Plaza, Ellis and Southwest Freeway, respectively. In addition, approximately $270,000 is projected at Holiday for capital, tenant improvement and leasing costs, some of which may be advanced by the Partnership. Actual amounts expended in 1996 may vary depending on a number of factors including leasing activity and other market conditions throughout the year. The General Partner believes these expenditures are necessary to maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and prepare the remaining properties for eventual disposition.

The increase in net cash used for financing activities of $225,300 for the six months ended June 30, 1996 when compared to the six months ended June 30, 1995 was due primarily to an increase in distributions paid to Partners.

The General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the anticipated capital, tenant improvement and leasing costs necessary to be made at the Partnership's properties during the next several years. For the quarter ended June 30, 1996, the Partnership included $278,200 of previously undistributed Cash Flow (as defined in the Partnership Agreement) in its distribution to Partners.

Distributions to Limited Partners for the quarter ended June 30, 1996 were declared in the amount of $640,400, or $14.00 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts and/or availability of cash for future distribution to Partners.

As a result of the performance of the Partnership's remaining properties, the General Partner has determined that Sales Proceeds previously reserved for working capital purposes can be distributed to the Limited Partners. Accordingly, the Partnership has declared a special distribution in the amount of $2,000,000, or $43.73 per Unit to Limited Partners of record as of October 1, 1996. This special distribution will be included with the third quarter distribution to Limited Partners on November 30, 1996.

                          PART II. OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits: None

     (b)  Reports on Form 8-K:

          There were no reports filed on Form 8-K during the quarter ended June 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 3

                             By: FIRST CAPITAL FINANCIAL CORPORATION
                                 GENERAL PARTNER

Date:  August 14, 1996       By: /s/  DOUGLAS CROCKER II
       ---------------           -----------------------
                                      DOUGLAS CROCKER II
                                 President and Chief Executive Officer

Date:  August 14, 1996       By: /s/ NORMAN M. FIELD
       ---------------           -----------------------
                                     NORMAN M. FIELD
                                 Vice President - Finance and Treasurer