Form 10-Q
period 1996-09-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 3
filed 1996-11-13
CIK 757528

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                September 30, 1996
                                -----------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                      to
                                    --------------------     -----------------

     Commission File Number                            0-14122
                                    ------------------------------------------


               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 3
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Florida                                                36-3330657
---------------------------                                  -----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


Two North Riverside Plaza, Suite 950, Chicago, Illinois          60606-2607
-------------------------------------------------------      -----------------
       (Address of principal executive offices)                  (Zip Code)


                                (312) 207-0020
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  __X__   No  _____


DOCUMENTS INCORPORATED BY REFERENCE:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the definitive Prospectus dated January 17, 1985, included in the Registrant's Registration Statement on Form S-11 (Registration No. 2-79092), is incorporated herein by reference in Part I of this report.

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                  September 30,
                                                      1996      December 31,
                                                   (Unaudited)      1995
----------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                              $ 1,908,600  $ 1,908,600
 Buildings and improvements                         17,698,300   17,468,200
----------------------------------------------------------------------------
                                                    19,606,900   19,376,800
Accumulated depreciation and amortization           (6,394,400)  (5,851,700)
----------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                     13,212,500   13,525,100
Cash and cash equivalents                            3,292,800    8,022,200
Investments in debt securities                       3,462,000
Restricted cash                                        112,500       62,500
Rents receivable                                        22,700       29,600
Investment in joint venture                          4,828,400    4,620,200
Other assets (including amount due from joint
 venture of $895,800 and $804,400, respectively)       904,200      817,000
----------------------------------------------------------------------------
                                                   $25,835,100  $27,076,600
----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses             $   357,200  $   429,100
 Due to Affiliates                                      75,000      136,100
 Distributions payable                               2,355,800      711,500
 Security deposits                                      60,500       55,700
 Other liabilities                                       7,000        4,400
----------------------------------------------------------------------------
                                                     2,855,500    1,336,800
----------------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                            (183,300)    (183,300)
 Limited Partners (45,737 Units issued and
  outstanding)                                      23,162,900   25,923,100
----------------------------------------------------------------------------
                                                    22,979,600   25,739,800
----------------------------------------------------------------------------
                                                   $25,835,100  $27,076,600
----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 1996 (Unaudited) and the year ended December 31, 1995
(All dollars rounded to nearest 00s)

                                            General     Limited
                                            Partner    Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1995                                      $(163,300) $29,202,100  $29,038,800
Net income (loss) for the year ended
 December 31, 1995                           249,300     (854,900)    (605,600)
Distributions for the year ended December
 31, 1995                                   (269,300)  (2,424,100)  (2,693,400)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1995                                       (183,300)  25,923,100   25,739,800
Net income for the nine months ended
 September 30, 1996                          177,900      840,700    1,018,600
Distributions for the nine months ended
 September 30, 1996                         (177,900)  (3,600,900)  (3,778,800)
-------------------------------------------------------------------------------
Partners' (deficit) capital, September
 30, 1996                                  $(183,300) $23,162,900  $22,979,600
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                                1996     1995
-------------------------------------------------------------------------------
Income:
 Rental                                                       $751,700 $762,900
 Interest                                                      115,200  137,500
-------------------------------------------------------------------------------
                                                               866,900  900,400
-------------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                                 176,100  211,500
 Property operating:
 Affiliates                                                     40,900   53,200
 Nonaffiliates                                                 151,900  154,700
 Real estate taxes                                              73,200   79,300
 Insurance--Affiliate                                            9,200    6,200
 Repairs and maintenance                                       115,600  102,700
 General and administrative:
 Affiliates                                                     12,800   20,300
 Nonaffiliates                                                  22,100   31,200
-------------------------------------------------------------------------------
                                                               601,800  659,100
-------------------------------------------------------------------------------
Net income before income from participation in joint venture   265,100  241,300
Income from participation in joint venture                      62,600   61,200
-------------------------------------------------------------------------------
Net income                                                    $327,700 $302,500
-------------------------------------------------------------------------------
Net income allocated to General Partner                       $ 35,600 $ 68,600
-------------------------------------------------------------------------------
Net income allocated to Limited Partners                      $292,100 $233,900
-------------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (45,737
 Units outstanding)                                           $   6.39 $   5.11
-------------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                         1996       1995
---------------------------------------------------------------------------
Income:
 Rental                                               $2,293,600 $2,326,300
 Interest                                                346,200    456,400
---------------------------------------------------------------------------
                                                       2,639,800  2,782,700
---------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                           542,700    626,900
 Property operating:
 Affiliates                                              129,600    139,600
 Nonaffiliates                                           468,600    438,200
 Real estate taxes                                       244,700    238,000
 Insurance--Affiliate                                     27,400     18,700
 Repairs and maintenance                                 329,200    295,800
 General and administrative:
 Affiliates                                               33,600     37,500
 Nonaffiliates                                           120,000    129,200
---------------------------------------------------------------------------
                                                       1,895,800  1,923,900
---------------------------------------------------------------------------
Net income before income from participation in joint
 venture                                                 744,000    858,800
Income from participation in joint venture               274,600    252,000
---------------------------------------------------------------------------
Net income                                            $1,018,600 $1,110,800
---------------------------------------------------------------------------
Net income allocated to General Partner               $  177,900 $  198,200
---------------------------------------------------------------------------
Net income allocated to Limited Partners              $  840,700 $  912,600
---------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (45,737 Units outstanding)                           $    18.38 $    19.95
---------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s)

                                                           1996        1995
-------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                             $1,018,600  $1,110,800
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Depreciation and amortization                             542,700     626,900
 (Income) from participation in joint venture             (274,600)   (252,000)
 Changes in assets and liabilities:
  Decrease in rents receivable                               6,900       1,500
  Decrease in other assets                                   4,200      14,200
  (Decrease) increase in accounts payable and accrued
   expenses                                                (71,900)     19,600
  (Decrease) increase in due to Affiliates                 (61,100)     45,000
  Increase (decrease) in other liabilities                   2,600        (600)
-------------------------------------------------------------------------------
   Net cash provided by operating activities             1,167,400   1,565,400
-------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements             (230,100)  (196,200)
 (Increase) in investments in debt securities           (3,462,000)
 (Increase) in restricted cash                             (50,000)
 (Funding of) loans to joint venture                       (91,400)    (85,400)
 Distributions received from joint venture                  66,400     454,300
-------------------------------------------------------------------------------
   Net cash (used for) provided by investing activities (3,767,100)    172,700
-------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                         (2,134,500) (1,854,800)
 Increase (decrease) in security deposits                    4,800        (300)
-------------------------------------------------------------------------------
   Net cash (used for) financing activities             (2,129,700) (1,855,100)
-------------------------------------------------------------------------------
Net (decrease) in cash and cash equivalents             (4,729,400)   (117,000)
Cash and cash equivalents at the beginning of the
 period                                                  8,022,200   8,442,900
-------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period      $3,292,800  $8,325,900
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 1996
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Preparation of the Partnership's financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 1996 are not necessarily indicative of the operating results for the year ending December 31, 1996.

The financial statements include the Partnership's 50% interest in two joint ventures and 25% interest in another joint venture all with Affiliated partnerships. These joint ventures were formed for the purpose of each acquiring a 100% interest in certain real property and are operated under the common control of the General Partner. Accordingly, the Partnership's pro rata share of the ventures' revenues, expenses, assets, liabilities and Partners' (deficit) capital is included in the financial statements.

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

Commercial rental properties held for investment are recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts, if any, allocated to land and value impairments) on the straight-line method over their estimated useful lives. Upon classifying a commercial rental property as held for disposition, no further depreciation or amortization of such property is provided for in the financial statements. Lease acquisition fees are recorded at cost and amortized on the straight-line method over the life of each respective lease. Maintenance and repair costs are expensed against operations as incurred; expenditures for improvements are capitalized to the appropriate property accounts and depreciated on the straight-line method over the estimated life of such improvements.

During the first quarter of 1996, the Partnership adopted Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Standard"). The Standard established guidance for determining if the value of defined assets is impaired, and if so, how impairment losses should be measured and reported in the financial statements. The Standard also addressed the accounting for long-lived assets that are expected to be disposed of. The adoption of the Standard did not have a material effect on the Partnership's financial statements. Evaluation of the potential impairment of the value of the Partnership's assets is performed on an individual property basis.

Cash equivalents are considered all highly liquid investments with maturity of three months or less when purchased.

Investments in debt securities are comprised of corporate debt securities and obligations of the United States government totaling $3,462,000 and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements, which approximated fair market value. All of these securities had a maturity of less than one year when purchased.

Certain reclassifications have been made to the previously reported 1995 statements in order to provide comparability with the 1996 statements. These reclassifications have no effect on net income or Partners' (deficit) capital.

Reference is made to the Partnership's annual report for the year ended December 31, 1995 for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' (deficit) capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to May 16, 1986, the Termination of the Offering, the General Partner is entitled to 10% of distributable Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. In addition, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner and, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to all Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the positive balance in its Capital Account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and third, the balance, if any, to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale Proceeds from the transaction to all Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and nine months ended September 30, 1996, the General Partner was entitled to a Partnership Management Fee, and accordingly, allocated Net Profits, of $35,600 and $177,900, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 1996 were as follows:

                                                        Paid
                                                 -------------------
                                                 Quarter Nine Months Payable
----------------------------------------------------------------------------
Property management and leasing fees             $53,100  $151,800   $24,000
Reimburement of property insurance premiums, at
 cost                                              9,200    27,400      None
Real estate commissions (a)                         None      None    40,300
Reimbursement of expenses, at cost:
 --Accounting                                      5,500    21,100     7,700
 --Investor communications                         1,700     8,600     3,000
 --Legal                                             500     2,700      None
----------------------------------------------------------------------------
                                                 $70,000  $211,600   $75,000
----------------------------------------------------------------------------

(a) As of September 30, 1996, the Partnership owed $40,300 to the General Partner for real estate commissions earned in connection with the sales of Partnership properties. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partner or any Affiliate a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial investment date) of 6% simple interest per annum on their Capital Investment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reference is made to the Partnership's annual report for the year ended December 31, 1995 for a discussion of the Partnership's business.

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the quarters and nine months ended September 30, 1996 and 1995. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                                                 Comparative Operating Results (a)
                                              For the Quarters    For the Nine Months
                                                    Ended                Ended
                                              9/30/96  9/30/95    9/30/96    9/30/95
--------------------------------------------------------------------------------------
PARK PLAZA PROFESSIONAL BUILDING (50%)
Rental revenues                               $403,500 $424,100  $1,253,200 $1,281,700
--------------------------------------------------------------------------------------
Property net income                           $ 86,000 $ 92,800  $  254,100 $  326,600
--------------------------------------------------------------------------------------
Average occupancy                                  83%      85%         84%        87%
--------------------------------------------------------------------------------------
ELLIS BUILDING (50%)
Rental revenues                               $293,100 $281,800  $  875,300 $  846,400
--------------------------------------------------------------------------------------
Property net income                           $ 91,700 $ 68,500  $  288,000 $  222,700
--------------------------------------------------------------------------------------
Average occupancy                                  95%      91%         94%        94%
--------------------------------------------------------------------------------------
3120 SOUTHWEST FREEWAY OFFICE BUILDING (25%)
Rental revenues                               $ 55,200 $ 57,000  $  159,100 $  178,700
--------------------------------------------------------------------------------------
Property net income (loss)                    $  1,200 $ (4,900) $    2,200 $    3,500
--------------------------------------------------------------------------------------
Average occupancy                                  85%      88%         83%        92%
--------------------------------------------------------------------------------------

(a) The above table excludes certain income and expense items which are either not directly related to individual property operating results such as interest income, general and administrative expenses and income from participation in joint venture or are related to properties previously owned by the Partnership.

Unless otherwise disclosed, discussions of fluctuations between 1996 and 1995 refer to both the quarters and nine months ended September 30, 1996 and 1995.

Net income for the Partnership increased by $25,200 for the quarter ended September 30, 1996 when compared to the quarter ended September 30, 1995. The increase was primarily the result of improved operating results at Ellis Building ("Ellis") and 3120 Southwest Freeway Office Building ("Southwest Freeway") as well as reduced general and administrative expenses which was the result of a decrease in salaries and printing and mailing expenses. The increase was partially offset by diminished operating results at Park Plaza Professional Building ("Park Plaza") and a decrease in interest income which was due to a decrease in rates available for investment, and to a lesser extent, funds available for such investments.

Net income decreased by $92,200 for the nine months ended September 30, 1996 when compared to the nine months ended September 30, 1995. The decrease was primarily the result of diminished operating results at Park Plaza together with a decrease in interest income, as previously discussed. Partially offsetting the decrease was improved operating results at Ellis and an increase in the Partnership's equity interest in Holiday Office Park North and South ("Holiday") along with a decrease in general and administrative expenses which was primarily due to a decrease in printing, mailing and data processing costs.

Rental revenues decreased by $11,200 or 1.6% and $32,700 or 1.4% for the quarter and nine months ended September 30, 1996, respectively, when compared to the quarter and nine months ended September 30, 1995. The primary factors which caused the decreases were decreased base rental income at Park Plaza and Southwest Freeway as a result of a decrease in the average occupancy rate and decreased utility reimbursements and roof antenna income at Ellis. These decreases were partially offset by an increase in tenant expense reimbursements at Park Plaza and Ellis and increased parking income at Park Plaza.

Repairs and maintenance expense increased by $12,900 and $33,400, respectively, for the comparable quarterly and nine-month periods. The primary factors which caused the increases were increased expenditures associated with the parking facility at Park Plaza and increases in maintenance staff salaries at all of the Partnership's properties. Partially offsetting the increases were decreases in repairs to the HVAC units at Park Plaza and Southwest Freeway.

Property operating expense decreased by $15,100 for the quarter ended September 30, 1996 when compared to the quarter ended September 30, 1995. The decrease was primarily the result of a decrease in security costs at Park Plaza and decreased professional services at all of the Partnership's properties. The decrease was partially offset by an increase in salaries at Park Plaza.

Property operating expense increased by $20,400 for the nine months ended September 30, 1996 when compared to the nine months ended September 30, 1995. The increase was primarily the result of increases in salaries and utility expense at Park Plaza, partially offset by decreases in utility expense at Ellis and advertising and promotion at Southwest Freeway.

Depreciation and amortization decreased by $35,400 and $84,200, respectively, for the quarterly and nine-month periods under comparison. The decreases were primarily due to the effects of the provisions for value impairment recorded for all of the Partnership's properties during the year ended December 31, 1995.

The Partnership's share of net income from Holiday increased by $1,400 and $22,600, respectively, for the quarterly and nine-month periods under comparison. The increases were primarily the result of increased rental revenues due to an increase in occupancy and decreased property operating expenses primarily resulting from a decrease in utilities. Partially offsetting this increase was increased repairs and maintenance.

To increase and/or maintain occupancy levels at the Partnership's properties, the General Partner, through its Affiliated asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenants' leases and addressing any

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

                                              Comparative Cash Flow Results
                                                For the Nine Months Ended
                                                 9/30/96         9/30/95
-----------------------------------------------------------------------------
Cash Flow (as defined in the Partnership
 Agreement)                                   $    1,694,800  $    1,831,700
Less: Cash Flow (as defined in Joint Venture
 Agreement) from Joint Venture                      (408,100)       (346,000)
Items of reconciliation:
 Decrease in current assets                           11,100          15,700
 (Decrease) increase in current liabilities         (130,400)         64,000
-----------------------------------------------------------------------------
Net cash provided by operating activities     $    1,167,400  $    1,565,400
-----------------------------------------------------------------------------
Net cash (used for) provided by investing
 activities                                   $   (3,767,100) $      172,700
-----------------------------------------------------------------------------
Net cash (used for) financing activities      $   (2,129,700) $   (1,855,100)
-----------------------------------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $136,900 for the nine months ended September 30, 1996 when compared to nine months ended September 30, 1995 was primarily due to the decreases in interest income, as previously discussed and operating results, exclusive of depreciation and amortization, at Park Plaza.

The decrease in the Partnership's cash position of $4,729,400 as of September 30, 1996 when compared to December 31, 1995, was primarily the result of investments in debt securities, payments for capital and tenant improvements and leasing costs and distributions paid to Partners exceeding net cash provided by operating activities. Liquid assets (including cash, cash equivalents and investments in debt securities) of the Partnership are comprised of undistributed Sales Proceeds and Cash Flow (as defined in the Partnership Agreement) and amounts held for working capital purposes.

The decrease in net cash provided by operating activities of $398,000 for the nine months ended September 30, 1996 when compared to the nine months ended September 30, 1995 was primarily due to the decrease in operating results, excluding depreciation and amortization, at all of the Partnership's properties and to a lesser extent to the timing of the payment of expenses, most notably at Ellis.

Net cash provided by (used for) investing activities changed from $172,700 for the nine months ended September 30, 1995 to $(3,767,100) for the nine months ended September 30, 1996. The change was primarily due to increases in investments in debt securities, payments made for capital and tenant improvements and leasing costs at the Partnership's properties and reductions in distributions from the Partnership's equity investment in Holiday. The increase in investments in debt securities is a result of the extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for working capital. These investments are of investment-grade and generally mature less than one year from their date of purchase. The Partnership maintains working capital reserves to pay for capital expenditures such as capital and tenant improvements and leasing costs. During the nine months ended September 30, 1996, the Partnership spent $230,100 for capital and tenant improvements and leasing costs and has projected to spend approximately $140,000 during the remainder of 1996. Of the projected amount, approximately $110,000 and $30,000 relates to anticipated improvement and leasing costs expected to be incurred at Park Plaza and Ellis, respectively. Actual amounts expended may vary depending on a number of factors including leasing activity and other market conditions throughout the year. The General Partner believes these expenditures are necessary to maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and prepare the remaining properties for eventual disposition. The reduction in distributions from Holiday is the result of increased tenant improvements during 1996 when compared to 1995.

The increase in net cash used for financing activities of $274,600 for the nine months ended September 30, 1996 when compared to the nine months ended September 30, 1995 was due primarily to an increase in distributions paid to Partners.

The General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the anticipated capital and tenant improvements and leasing costs necessary to be made at the Partnership's properties during the next several years. For the nine months ended September 30, 1996, the Partnership included $83,900 of previously undistributed Cash Flow (as defined in the Partnership Agreement) in its distribution to Partners.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Distributions to Limited Partners for the quarter ended September 30, 1996 were declared in the amount of $320,200, or $7.00 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts of cash for future distribution to Partners.

As a result of the performance of the Partnership's remaining properties, the General Partner has determined that Sales Proceeds previously reserved for working capital purposes can be distributed to the Limited Partners. Accordingly, the Partnership has declared a special distribution in the amount of $2,000,100, or $43.73 per Unit, to Limited Partners of record as of October 1, 1996. This special distribution will be included with the third quarter distribution to Limited Partners on November 30, 1996.

                          PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits: None

     (b) Reports on Form 8-K:

         There were no reports filed on Form 8-K during the quarter ended September 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 3

                              By: FIRST CAPITAL FINANCIAL CORPORATION
                                  GENERAL PARTNER

Date:  November 13, 1996      By: /s/  DOUGLAS CROCKER II
       -----------------         ---------------------------------------
                                       DOUGLAS CROCKER II
                                  President and Chief Executive Officer


Date:  November 13, 1996      By: /s/  NORMAN M. FIELD
       -----------------          --------------------------------------
                                       NORMAN M. FIELD
                                  Vice President - Finance and Treasurer