Form 10-K405
period 1996-12-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 3
filed 1997-03-31
CIK 757528

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended                  December 31, 1996
                                 -----------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to _____________________

     Commission File Number                   0-14122
                           -----------------------------------------------------

               First Capital Institutional Real Estate, Ltd. - 3
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



            Florida                                            36-3330657
-------------------------------                            -----------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


Two North Riverside Plaza,  Suite 1100, Chicago, Illinois               60606-2607
---------------------------------------------------------             ---------------
        (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code                    (312) 207-0020
                                                                      ---------------

Securities registered pursuant to Section 12(b) of the Act:                 NONE
                                                                      ---------------

Securities registered pursuant to Section 12(g) of the Act:           Limited Partnership Units
                                                                      -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No
                                        -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ x ]

Documents incorporated by reference:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the definitive Prospectus dated January 17, 1985, included in the Registrant's Registration Statement on Form S-11, is incorporated herein by reference in Part IV of this report.

Exhibit Index - Page A-1
------------------------

                                    PART I

ITEM 1.   BUSINESS
-------   --------

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

The business of the Partnership is to invest primarily in existing, or to-be-developed income-producing real estate, such as shopping centers, warehouses and office buildings, and, to a lesser extent, in other types of income-producing real estate. From March 1986 to March 1989, the Partnership purchased 50% interests in three joint ventures and a 25% interest in one joint venture each with Affiliated partnerships. Two of the 50% joint ventures and the 25% joint venture were each formed for the purpose of acquiring a 100% interest in certain real property and one 50% joint venture was formed for the purpose of participating in a mortgage loan investment, which was recognized as of July 1, 1990 as being foreclosed in-substance and was recorded as two real property investments. In addition, in January 1987 the Partnership formed a joint venture with an Affiliated partnership (the "Joint Venture"), in which they are each 50% partners. The Joint Venture was formed for the purpose of entering into a limited partnership with an unaffiliated third party to which the Joint Venture contributed 75% of the total purchase price of a property in order to obtain a preferred majority interest in the limited partnership. All of the Partnership's joint ventures, prior to dissolution, are operated under the common control of First Capital Financial Corporation (the "General Partner"). Through December 31, 1996, the Partnership and its Affiliate have dissolved the 50% joint venture which was originally formed for the purpose of participating in a mortgage loan investment, as a result of the sale and/or disposition of the two real property investments.

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

As of March 1, 1997 there were sixteen employees at the Partnership's properties for on-site property maintenance and administration.

ITEM 2.  PROPERTIES
-------  ----------


As of December 31, 1996, the Partnership owned through joint ventures the following four property interests, all of which were owned in fee simple.

                                                                   Net Leasable       Number of
             Property Name                       Location          Sq. Footage       Tenants (c)
---------------------------------------     -------------------    ------------      -----------

Office Buildings:
-----------------

Holiday Office Park North and South (d)       Lansing, Michigan      398,228           79 (1)

Park Plaza Professional Building (50%)        Houston, Texas         177,395           64 (1)

Ellis Building (50%)                          Sarasota, Florida      130,189           31 (2)

3120 Southwest Freeway (25%) (e)              Houston, Texas          89,346           39

     (a) For a discussion of significant operating results and major capital expenditures planned for the Partnership's properties refer to
          Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     (b) For Federal income tax purposes, the Partnership depreciates the portion of the acquisition costs of its properties allocable to real property (exclusive of land) and all improvements thereafter, over useful lives ranging from 19 years utilizing Accelerated Cost Recovery System to 40 years utilizing the straight-line method. The Partnership's portion of real estate taxes for Park Plaza Professional Building ("Park Plaza"), Holiday Office Park North and South ("Holiday") and the Ellis Building ("Ellis"), the Partnership's most significant properties, was $235,400, $189,400 and $80,000, respectively, for the year ended December 31, 1996. In the opinion of the General Partner, the Partnership's properties are adequately insured and serviced by all necessary utilities.

     (c) Represents the total number of tenants, as well as the number of tenants, in parenthesis, that individually occupy more than 10% of the net leasable square footage of the property.

     (d) The Partnership owns a 50% interest in a joint venture which owns a 75% preferred majority interest in this property.

     (e)  This property was sold on February 18, 1997

The following table presents each of the Partnership's most significant properties' occupancy rates as of December 31 for each of the last five years:

 Property Name      1996     1995      1994      1993      1992
---------------    ------    ------    ------    ------    ------

Holiday             85%       82%       73%       84%       76%

Park Plaza          83%       86%       90%       91%       91%

Ellis               97%       93%       95%       86%       96%


-------  ----------

The amounts in the following table represent each of the Partnership's most significant properties' average annual rental rate per square foot for each of the last five years ended December 31 which were computed by dividing each property's base rental revenues by its average occupied square footage:


         Property Name     1996    1995    1994    1993    1992
        ----------------  ------  ------  ------  ------  ------

        Park Plaza        $17.16  $18.16  $18.44  $17.65  $16.99

        Ellis Building    $13.96  $13.79  $13.32  $13.08  $12.57

        Holiday           $ 9.09  $ 8.86  $ 9.32  $ 8.57  $ 8.36


The following table summarizes the principal provisions of the leases for the tenants which occupy ten percent or more of the rentable square footage at each of the Partnership's most significant properties:

                          Partnership's Share of per                  Percentage
                           annum Base Rents (a) for                     of Net       Renewal
                          --------------------------                   Leasable      Options
                                        Final Twelve    Expiration      Square      (Renewal
                                         Months of       Date of       Footage      Options /
                            1997           Lease          Lease        Occupied      Years)
                          ---------     ------------    ----------    ----------    ---------
Holiday
-------
Michigan Public Service
  Commission
  (state government       $ 373,700      $ 373,700      8/31/2000        18%          None
  administration)

Park Plaza
----------

AMI Park Plaza Hospital
  (health care services)  $ 118,600      $ 118,600      11/30/2001       11%          None

Ellis
-----

NationsBank
  (bank)                  $ 407,300      $ 408,800        3/9/01         43%           4/5

University Club
  (restaurant/banquet
  facility)               $  50,300      $  50,300       4/28/01         10%          None


    (a) The Partnership's share of per annum base rents for each of the tenants listed above for each of the years between 1997 and the final twelve months of each of the above leases is no lesser or greater than the amounts listed in the above table.

-------  ----------

The amounts in the following table represent the Partnership's portion of base rental income from leases in the year of expiration (assuming no lease renewals) for the Partnership's most significant properties through the year ended December 31, 2005:


            Number                 Base Rents in Year   % of Total Base
Year      of Tenants  Square Feet   of Expiration (a)     Rents (b)
----      ----------  -----------  ------------------   ---------------
1997          33           60,832            $218,300             6.19%
1998          40           76,153            $306,200             9.78%
1999          38           85,075            $265,600            10.68%
2000          19          131,225            $488,400            24.64%
2001          28          178,226            $351,700            51.57%
2002           8           35,316            $153,500            53.36%
2003         None            None                None             0.00%
2004           1           10,520            $ 40,300            49.71%
2005           1            3,709            $ 37,400           100.00%


     (a) Represents the Partnership's portion of base rents to be collected each year on expiring leases.

     (b) Represents the Partnership's portion of base rents to be collected each year on expiring leases as a percentage of the Partnership's portion of the total base rents to be collected on leases existing as of December 31, 1996.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

(a & b) The Partnership and its properties were not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 1996. Ordinary routine litigation incidental to the business which is not deemed material was pursued during the quarter ended December 31, 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

(a,b,c & d)  None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS
-------  ----------------------------------------------------------------------

There has not been, nor is there expected to be, a public market for Units.

As of March 1, 1997, there were 7,097 Holders of Units.

ITEM 6. SELECTED FINANCIAL DATA

                                       For the Years Ended December 31,
                          -------------------------------------------------------------
                             1996        1995         1994         1993        1992
----------------------------------------------------------------------------------------
Total revenues            $ 3,521,400 $ 3,671,800  $ 3,761,600  $ 3,916,100 $ 4,263,800
Net income (loss)         $ 1,358,900 $  (605,600) $(1,019,100) $ 1,032,000 $(2,487,800)
Net income (loss)
 allocated to Limited
 Partners                 $ 1,145,500 $  (854,900) $(1,159,500) $   977,900 $(2,462,900)
Net income (loss)
 allocated to Limited
 Partners per Unit
 (45,737 Units
 outstanding) (a)         $     25.05 $    (18.69) $    (25.35) $     21.38 $    (53.85)
Total assets              $23,896,300 $27,076,600  $30,120,200  $32,409,600 $35,171,600
Mortgage loan payable            None        None         None         None $ 2,419,000
Distributions to Limited
 Partners per Unit
 (45,737 Units
 outstanding) (b)         $     85.73 $     53.00  $     30.67  $     29.05        None
Return of capital to
 Limited Partners per
 Unit (45,737 Units
 outstanding) (c)         $     60.68 $     53.00  $     30.67  $      7.67        None
OTHER DATA:
Investment in:
 Commercial rental
  properties (net of
  accumulated
  depreciation and
  amortization)           $13,123,300 $13,525,100  $15,597,800  $19,577,300 $22,700,600
 Real estate joint
  venture                 $ 4,937,100 $ 4,620,200  $ 5,234,600  $ 6,022,300 $ 6,401,700
Number of real property
 interests owned at
 December 31                        4           4            4            5           5
----------------------------------------------------------------------------------------

(a) Net income (loss) allocated to Limited Partners per Unit for 1993 and 1992 included an extraordinary gain on extinguishment of debt.
(b) Distributions to Limited Partners per Unit for the year ended December 31, 1996 and 1993 included Sale Proceeds of $43.73 and $18.45, respectively.
(c) For the purposes of this table, return of capital represents either: 1) the amount by which distributions, if any, exceed net income for the respective year or 2) total distributions, if any, when the Partnership incurs a net loss for the respective year. Pursuant to the Partnership Agreement, Capital Investment is only reduced by distributions of Sale Proceeds. Accordingly, return of capital as used in the above table does not impact Capital Investment.

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by generally accepted accounting principles ("GAAP"):

                                       For the Years Ended December 31,
                          --------------------------------------------------------------
                             1996         1995         1994         1993         1992
-----------------------------------------------------------------------------------------
Cash Flow (as defined in
 the Partnership
 Agreement) (a)           $ 2,273,500  $ 2,433,900  $ 2,425,700  $ 2,164,900  $1,795,300
Items of reconciliation:
 Cash Flow from joint
  venture                    (574,700)    (490,900)    (493,000)    (471,800)   (269,400)
 Changes in current
  assets and
  liabilities:
  (Increase) decrease in
   current assets             (28,800)      (4,700)      69,200      162,700     (35,200)
  (Decrease) increase in
   current liabilities        (55,200)      98,700     (120,200)      38,500     263,400
-----------------------------------------------------------------------------------------
Net cash provided by
 operating activities     $ 1,614,800  $ 2,037,000  $ 1,881,700  $ 1,894,300  $1,754,100
-----------------------------------------------------------------------------------------
Net cash (used for)
 provided by investing
 activities               $  (403,800) $    79,000  $ 1,880,200  $    31,000  $ (672,300)
-----------------------------------------------------------------------------------------
Net cash (used for)
 financing activities     $(4,484,000) $(2,536,700) $(1,150,100) $(1,249,100) $ (119,200)
-----------------------------------------------------------------------------------------

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

The above selected financial data should be read in conjunction with the financial statements and the related notes appearing on pages A-1 through A-8 in this report and the supplemental schedule on pages A-9 and A-10.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The ordinary business of the Partnership is expected to pass through three phases: (i) Offering of Units and investment in properties, (ii) operation of properties and (iii) sale or other disposition of properties.

The Partnership commenced the Offering of Units in January 1985 and began operations on March 4, 1985, after achieving the minimum subscription level. In May 1986, the Offering was terminated upon the sale of 45,737 Units. From March 1986 to March 1989, the Partnership purchased 50% interests in three joint ventures and a 25% interest in one joint venture each with Affiliated partnerships. Two of the 50% joint ventures and the 25% joint venture were each formed for the purpose of acquiring a 100% interest in certain real property and one 50% joint venture was formed for the purpose of participating in a mortgage loan investment, which was recognized as of July 1, 1990 as being foreclosed in-substance and was recorded as two real property investments (individually referred to as "Wellington" and "North Valley"). In addition, in January 1987 the Partnership formed a joint venture with an Affiliated partnership (the "Joint Venture"), in which they are each 50% partners. The Joint Venture was formed for the purpose of entering into a limited partnership agreement with an unaffiliated third party to which the Joint Venture contributed 75% of the total purchase price of a property in order to obtain a preferred majority interest in the limited partnership. All of the Partnership's joint ventures, prior to dissolution, are operated under the common control of First Capital Financial Corporation (the "General Partner").

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In 1992 the Partnership, in addition to being in the operation of properties phase, entered the disposition phase of its life cycle with the disposal of North Valley as a result of a conveyance of title to the mortgage holder in lieu of foreclosure. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales and dispositions. Partnership operating results are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer receives income generated from such real property interests. Through December 31, 1996, the Partnership and its Affiliate have dissolved the 50% joint venture which was originally formed for the purpose of participating in a mortgage loan investment as a result of the sale and/or disposition of three buildings at Wellington and the disposal of North Valley.

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the years ended December 31, 1996, 1995 and 1994. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                              Partnership's share of
                          Comparative Operating Results
                                       (a)
                         For the Years Ended December 31,
                         ----------------------------------
                            1996        1995        1994
------------------------------------------------------------
PARK PLAZA PROFESSIONAL BUILDING (50%)
Rental revenues          $1,666,700  $1,699,300  $1,815,400
------------------------------------------------------------
Property net income (b)  $  327,400  $  395,700  $  483,100
------------------------------------------------------------
Average occupancy                84%         87%         89%
------------------------------------------------------------
ELLIS BUILDING (50%)
Rental revenues          $1,182,700  $1,121,400  $1,118,300
------------------------------------------------------------
Property net income (b)  $  373,600  $  289,400  $  324,900
------------------------------------------------------------
Average occupancy                95%         93%         94%
------------------------------------------------------------
3120 SOUTHWEST FREEWAY OFFICE BUILDING (25%)
Rental revenues          $  219,300  $  235,700  $  237,700
------------------------------------------------------------
Property net income (b)  $    7,900  $   15,000  $   15,600
------------------------------------------------------------
Average occupancy                85%         91%         91%
------------------------------------------------------------
HOLIDAY OFFICE PARK NORTH AND SOUTH (50%)
Rental revenues          $1,585,300  $1,410,400  $1,464,300
------------------------------------------------------------
Property net income (b)  $  383,300  $  279,000  $  202,600
------------------------------------------------------------
Average occupancy                84%         79%         79%
------------------------------------------------------------
WELLINGTON NORTH OFFICE COMPLEX (C)
Rental revenues                                  $  215,400
------------------------------------------------------------
Property net income                              $    5,300
------------------------------------------------------------
Average occupancy                                        90%
------------------------------------------------------------

(a) The above table excludes certain income and expense items which are either not directly related to individual property operating results such as interest income, general and administrative expenses or are related to properties previously owned by the Partnership. The Partnership's share of results from its participation in a Joint Venture, treated on the equity method, is included above.
(b) Property net income excludes provisions for value impairment included in the Statements of Income and Expenses for the years ended December 31, 1995 and 1994. See Note 8 of Notes to Financial Statements for further information.
(c) Wellington C of the Wellington North Office Complex ("Wellington C") was sold on June 8, 1994. Property net income excludes the (loss) on the sale of the property of $(48,900) which was included in the Statement of Income and Expenses for the year ended December 31, 1994. For additional information, see Note 7 of Notes to the Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996 TO THE YEAR ENDED DECEMBER 31,
1995
Net results for the Partnership improved by $1,964,500 for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The improvement was primarily the result of $2,000,000 recorded as provisions for value impairment during 1995, which included $400,000 which was recorded in the Partnership's equity interest in Holiday Office Park North and South ("Holiday"). Exclusive of provisions for value impairment, net income decreased by $35,500. The decrease was primarily the result of decreased interest income earned on the Partnership's short-term investments due to a decrease in the average amount invested and a decrease in the rates available on such investments. Also contributing to the decrease were diminished operating results at Park Plaza Professional Building ("Park Plaza") and 3120 Southwest Freeway Office Building ("Southwest Freeway"). The decrease was partially offset by improved operating results at Ellis Building ("Ellis") and Holiday.

Rental revenues remained relatively unchanged for the years under comparison. The increase in rental revenues at Ellis, which was due to an increase in occupancy, was offset by decreases at Park Plaza and Southwest Freeway, which were the result of decreases in the occupancy and base rental rates.

Depreciation and amortization decreased by $104,400 for the year ended December 31, 1996 when compared to the year ended December 31 ,1995. The decrease was primarily due to the effects of the provisions for value impairment recorded for all of the Partnership's properties during the year ended December 31, 1995.

Property operating expense increased by $53,200 for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The increase was primarily the result of increases in salaries and utility expense at Park Plaza along with an increase in utility expense at Ellis, partially offset by a decrease in advertising and promotion expense at Southwest Freeway.

Repairs and maintenance expense increased by $38,900 for the years under comparison. The primary factor which caused the increase was increased expenditures associated with the parking facility at Park Plaza and increase maintenance staff salaries at all of the Partnership's properties resulting from continuing efforts to improve the overall appearance and operating efficiency of the properties. Partially offsetting the increases was a decrease in repairs to the HVAC unit at Park Plaza.

Real estate taxes and insurance remained relatively unchanged for the years under comparison.

The Partnership's share of net income from Holiday, exclusive of the provision for value impairment of $400,000 recorded during 1995, increased by $104,300 for the years under comparison. The increase was primarily the result of increased rental revenues due to an increase in occupancy and rental rates. The increase was partially offset by increased property operating and repairs and maintenance expenses.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1995 TO THE YEAR ENDED DECEMBER 31,
1994
Net (loss) for the Partnership decreased by $413,500 for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The effects of the provisions for value impairment reported for the years ended December 31, 1995 and 1994, together with the 1994 sale of Wellington C had a significant impact on the Partnership's results for the comparable years. For the years ended December 31, 1995 and 1994 the Partnership reported provisions for value impairment of $2,000,000 and $2,172,400, respectively, which includes the provisions recorded on the Partnership's equity investment in Holiday. The Partnership's Statement of Income and Expenses for the year ended December 31, 1994 included a net (loss) of $(43,600) (which includes property operating income of $5,300) from Wellington C (for further information see Note 7 of Notes to Financial Statements).

Exclusive of the effects of Wellington C and provisions for value impairment, the Partnership generated net income of $1,394,400 for the year ended December 31, 1995, a $192,200 increase when compared to the year ended December 31, 1994. The primary reasons for the increase in net income were increased interest income due to an increase in rates available on the Partnership's short-term investments and increased income from the Partnership's equity investment in the joint venture which owns Holiday. Partially offsetting the increases in net income were decreased operating results at Ellis, Park Plaza and Southwest Freeway.

For purposes of the following comparative discussion, the operating results of Wellington C have been excluded.

Rental revenues decreased by $115,000 or 3.6% for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The primary factor which caused the decrease was a decrease in rental revenues at Park Plaza resulting from the uncertainties surrounding the industry of the majority of its tenants, health care. In order to maintain occupancy levels at Park Plaza, in 1994 the Partnership began to offer to new and renewing tenants reduced rental rates and the use of the current year as a base year for tenant expense reimbursements. Accordingly, rental revenues at Park Plaza have decreased due to the lower effective rental rate charged to new and renewing tenants and lower tenant expense reimbursements. Rental revenues also decreased at Park Plaza due to a reduction in lease settlement fees received in 1995 as compared to 1994.

Depreciation and amortization expenses decreased by $40,500 for the years under comparison primarily as a result of the effects of the provisions for value impairment recorded at Park Plaza and Ellis during the year ended December 31, 1994.

Real estate tax expense increased by $51,600 for the years under comparison primarily due to increases at Park Plaza and Southwest Freeway as a result of projected increases in assessed property valuations and tax rates.

Exclusive of the provisions for value impairment, the Partnership's share of net income at Holiday increased by $76,400 for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The increase in net income was due to decreased repairs and maintenance, real estate taxes and insurance expenses. Partially offsetting the increase in net income was decreased rental revenues.

To increase and/or maintain occupancy levels at the Partnership's properties, the General Partner, through its affiliated asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenants and addressing any expansion needs these tenants may have; 3) promotion of local broker

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

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

LIQUIDITY AND CAPITAL RESOURCES
A primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. Cash Flow (as defined in the Partnership Agreement) is generally not equal to Partnership net income or cash flow as defined by GAAP, since certain items are treated differently under the Partnership Agreement than under GAAP. The General Partner believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flow as defined by GAAP. The second table in Selected Financial Data includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as defined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

The decrease in Cash Flow (as defined in the Partnership Agreement) of $160,400 for the year ended December 31, 1996 when compared to year ended December 31, 1995 was primarily due to the decreases in interest income, as previously discussed, and operating results, exclusive of depreciation and amortization, at Park Plaza.

The decrease in the Partnership's cash position of $3,273,000 during the year ended December 31, 1996 was primarily the result of distributions paid to Partners and payments for capital and tenant improvements and leasing costs exceeding net cash provided by operating activities. Liquid assets (including cash and cash equivalents) of the Partnership are comprised of amounts held for working capital purposes. In addition, the Partnership's undistributed share of cash and cash equivalents at Holiday approximated $419,000, as of December 31, 1996.

The decrease in net cash provided by operating activities of $422,200 for the year ended December 31, 1996 when compared to the year ended December 31, 1995 was primarily due to a decrease in operating results, excluding depreciation and amortization, at all of the Partnership's properties and to a lesser extent to the timing of the payment of expenses, most notably at Ellis.

Net cash provided by (used for) investing activities changed from $79,000 for the year ended December 31, 1995 to $(403,800) for the year ended December 31, 1996. The change was primarily due to reductions in distributions from the Partnership's equity investment in Holiday. The General Partner anticipates the receipt of cash distributions during 1997 which will include cash generated by Holiday during 1996. Partially offsetting this was a slight decrease in payments made for building and tenant improvements and leasing costs at the Partnership's properties. The Partnership maintains working capital reserves to pay for capital expenditures such as capital and tenant improvements and leasing costs. During the year ended December 31, 1996, the Partnership spent $321,400 for capital and tenant improvements and leasing costs and has budgeted to spend approximately $300,000 during 1997. Of the budgeted amount, approximately $175,000 and $125,000 relates to anticipated improvement and leasing costs expected to be incurred at Ellis and Park Plaza, respectively. In addition, the Partnership's share of amounts spent by Holiday during 1996 amounted to $448,900. The Partnership's share of amounts budgeted to be spent at Holiday in 1997 is approximately $225,000. Actual amounts expended may vary depending on a number of factors including leasing activity and other market conditions throughout the year. The General Partner believes these expenditures are necessary to maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and prepare the remaining properties for eventual disposition.

The increase in net cash used for financing activities of $1,947,300 for the year ended December 31, 1996 when compared to the year ended December 31, 1995 was due primarily to a special distribution of Sales Proceeds. As a result of the performance of the Partnership's remaining properties, the General Partner determined that Sales Proceeds previously reserved for working capital purposes could be distributed to the Limited Partners. Accordingly, the Partnership declared a special distribution in the amount of $2,000,100, or $43.73 per Unit, to Limited Partners of record as of October 1, 1996. This special distribution was included with the third quarter distribution to Limited Partners on November 30, 1996.

On February 18, 1997, the joint venture in which the Partnership owns a 25% interest completed the sale of Southwest Freeway. The Partnership's share of the net sales proceeds from this sale approximated $822,800. The Partnership will distribute $822,800, or $17.99 per Unit, on May 31, 1997, to Limited Partners of record as of February 18, 1997. For further information, see Note 9 in Notes to Financial Statements.

The General Partner continues to take a conservative approach to projections of future rental income and to maintain higher levels of cash reserves due to the anticipated capital and tenant improvements and leasing costs necessary to be made at the Partnership's properties during the next several years. For the year ended December 31, 1996, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves was $139,200.

Distributions to Limited Partners for the quarter ended December 31, 1996 were declared in the amount of $320,200, or $7.00 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, with the exception of the distribution of Sales Proceeds of $822,800 on May 31, 1997, there can be no assurance as to the amounts of cash for future distribution to Partners.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

The response to this item is submitted as a separate section of this report. See page A-1 "Index of Financial Statements, Schedule and Exhibits".

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

(a)  DIRECTORS
     ---------


     The Partnership has no directors. First Capital Financial Corporation ("FCFC") is the General Partner. The Directors of FCFC, as of March 28, 1997, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in June 1997.

       Name                                                Office
       ----                                                ------

     Samuel Zell.......................................Chairman of the Board
     Douglas Crocker II................................Director
     Sheli Z. Rosenberg................................Director

     Samuel Zell, 55, has been a Director of the General Partner since 1983 (Chairman of the Board since December 1985) and is Chairman of the Board of Equity Financial and Management Company ("EFMC") and Equity Group Investments, Inc. ("EGI"), and is a trustee and beneficiary of a general partner of Equity Holdings Limited, an Illinois Limited Partnership, a privately owned investment partnership. He is also Chairman of the Board of Directors of Anixter International Inc., American Classic Voyages Co. and Manufactured Home Communities, Inc. ("MHC"). He is Chairman of the Board of Trustees of Equity Residential Properties Trust. He is a Director of Chart House Enterprises, Inc., Ramco Energy plc, TeleTech Holdings, Inc., Quality Food Centers, Inc. ("QFC") and Sealy Corporation. He is Chairman of the Board of Directors and Chief Executive Officer of Capsure Holdings Corp. and Co-Chairman of the Board of Revco D.S., Inc.

     Douglas Crocker II, 56, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the General Partner. Mr. Crocker has been an Executive Vice President of EFMC since November 1992. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. He was President of Republic Savings Bank, F.S.B. ("Republic") from 1989 to June 1992 at which time the Resolution Trust Company took control of Republic. Mr. Crocker is a member of the Board of Directors of Horizon Group, Inc.

     Sheli Z. Rosenberg, 55, was President and Chief Executive Officer of the General Partner from December 1990 to December 1992 and has been a Director of the General Partner since September 1983; was Executive Vice President and General Counsel for EFMC from October 1980 to November 1994; has been President and Chief Executive Officer of EFMC and EGI since November 1994; has been a Director of Great American Management and Investment, Inc. ("Great American") since June 1984 and is a Director of various subsidiaries of Great American. She is also a Director of Anixter International Inc., Capsure Holdings Corp., American Classic Voyages Co., Jacor Communications, Inc., Revco D.S., Inc., Sealy Corporation, MHC and QFC. She is also a trustee of Equity Residential Properties Trust. Ms. Rosenberg is a Principal of Rosenberg & Liebentritt, P.C., counsel to the Partnership, the General Partner and certain of their Affiliates. She has been Vice President of First Capital Benefit Administrators, Inc. ("Benefit Administrators") from July 22, 1987 until its liquidation in November 1995. Benefit Administrators filed for protection under the Federal bankruptcy laws on January 3, 1995.

--------  --------------------------------------------------

(b,c & e)  EXECUTIVE OFFICERS
           ------------------

     The Partnership does not have any executive officers. The executive officers of the General Partner as of March 28, 1997 are shown in the table below. All officers are elected to serve for one year or until their successors are elected and qualified.

       Name                                                Office
       ----                                                ------

     Douglas Crocker II...................President and Chief Executive Officer
     Gus J. Athas.........................Vice President
     Norman M. Field......................Vice President - Finance and Treasurer

     PRESIDENT AND CEO - See Table of Directors above.

     Gus J. Athas, 60, has been Senior Vice President of the General Partner since March 1995. Mr. Athas has been Senior Vice President, General Counsel and Assistant Secretary of Great American since March 1995. Mr. Athas has served as Senior Vice President, General Counsel and Secretary of Falcon Building Products, Inc. since March 1994 and served as Vice President and Secretary from January 1994 to March 1994. Mr. Athas has served as Senior Vice President, General Counsel and Secretary of Eagle Industries, Inc. ("Eagle") since May 1993. From September 1992 to May 1993, Mr. Athas was Vice President, General Counsel and Secretary of Eagle. From November 1987 to September 1992, Mr. Athas served as Vice President, General Counsel and Assistant Secretary of Eagle.

     Norman M. Field, 48, has been Vice President of Finance and Treasurer of the General Partner since February 1984, and also served as Vice President and Treasurer of Great American from July 1983 until March 1995. Mr. Field had been Treasurer of Benefit Administrators from July 22, 1987 until its liquidation in November 1995. Benefit Administrators filed for protection under the Federal bankruptcy laws on January 3, 1995. He was Chief Financial Officer of Equality Specialties, Inc. ("Equality"), a subsidiary of Great American, from August 1994 to April 1995. Equality was sold in April 1995.

(d)  FAMILY RELATIONSHIPS
     --------------------

     There are no family relationships among any of the foregoing directors and officers.

(f)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS
     ----------------------------------------

     With the exception of the bankruptcy matter disclosed under Items 10 (a),
     (b), (c) and (e), there are no involvements in certain legal proceedings among any of the foregoing directors and officers.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

(a,b,c & d) As stated in Item 10, the Partnership has no officers or directors. Neither the General Partner, nor any director or officer of the General Partner, received any direct remuneration from the Partnership during the year ended December 31, 1996. However, the General Partner and its Affiliates do compensate the directors and officers of the General Partner. For additional information see Item 13 (a) Certain Relationships and Related Transactions.

(e)  None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

(a) As of March 1, 1997, no person owned of record or was known by the Partnership to own beneficially more than 5% of the Partnership's 45,737 Units then outstanding.

(b) The Partnership has no directors or executive officers as of March 1, 1997. The executive officers and directors of First Capital Financial Corporation, the General Partner, did not own any Units.

(c) None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------


(a) Affiliates of the General Partner provide leasing, supervisory and property management services to the Partnership. Compensation for these property management services may not exceed 6% of the gross receipts from the property being managed where the General Partner or Affiliates provide leasing, re-leasing, and/or leasing related services, or 3% of gross receipts where the General Partner or Affiliates do not perform leasing, re-leasing, and/or leasing related services for a particular property. For the year ended December 31, 1996, these Affiliates were entitled to leasing and property management fees of $174,600. In addition, other Affiliates of the General Partner were entitled to receive $70,800 for fees, compensation and reimbursements from the Partnership for personnel, mailing, insurance and other miscellaneous services. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. A total of $33,800 of these amounts was due to Affiliates as of December 31, 1996.

     As of December 31, 1996, $40,200 was due to the General Partner for real estate commissions earned in connection with the disposition and sale of Partnership property. These commissions have been accrued but not paid. Under the terms of the Partnership Agreement, these commissions will not be paid until such time as the Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow which has been distributed to Limited Partners) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

     Subsequent to May 16, 1986, the Termination of the Offering, the General Partner is entitled to 10% of distributable Cash Flow (as defined in the Partnership Agreement) as its Partnership Management Fee. This fee is to be paid on a quarterly basis and any amounts not paid in any year may be deferred and paid in subsequent years subject to certain limitations set forth in the Partnership Agreement.

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

-------  ----------------------------------------------

     amount necessary to make the positive balance in its Capital Account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and third, the balance, if any, to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale Proceeds from the transaction to all Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the year ended December 31, 1996, the General Partner was entitled to a Partnership Management Fee, and accordingly, allocated Net Profits, of $213,400.

(b) Rosenberg & Liebentritt, P.C. ("Rosenberg"), serves as legal counsel to the Partnership, the General Partner and certain of their Affiliates. Sheli Z. Rosenberg, President and Chief Executive Officer of the General Partner from December 1990 to December 1992 and a director of the General Partner since September, 1983, is a Principal of Rosenberg. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. Total legal fees earned by Rosenberg for the year ended December 31, 1996 was $6,200, of which $600 was due as of December 31, 1996.

(c)  No management person is indebted to the Partnership.

(d)  None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------

(a,c & d) (1,2 & 3) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended December 31, 1996.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 3

                               BY:  FIRST CAPITAL FINANCIAL CORPORATION
                                    GENERAL PARTNER

Dated: March 28, 1997          By: /s/      DOUGLAS CROCKER II
       --------------              ---------------------------------------------
                                            DOUGLAS CROCKER II
                                   President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ SAMUEL ZELL             March 28, 1997    Chairman of the Board and
-------------------------   --------------    Director of the General Partner
    SAMUEL ZELL

/s/ DOUGLAS CROCKER II      March 28, 1997    President, Chief Executive Officer and
-------------------------   --------------    Director of the General Partner
    DOUGLAS CROCKER II

/s/ SHELI Z. ROSENBERG      March 28, 1997    Director of the General Partner
-------------------------   --------------
    SHELI Z. ROSENBERG

/s/ GUS J. ATHAS            March 28, 1997    Senior Vice President
-------------------------   --------------
    GUS J. ATHAS

/s/ NORMAN M. FIELD         March 28, 1997    Vice President - Finance and Treasurer
-------------------------   --------------
    NORMAN M. FIELD

             INDEX OF FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

               FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

                                                                      Pages
                                                                  -------------
Report of Independent Auditors                                         A-2

Balance Sheets as of December 31, 1996 and 1995                        A-3

Statements of Partners' Capital for the Years Ended
 December 31, 1996, 1995, and 1994                                     A-3

Statements of Income and Expenses for the Years
 Ended December 31, 1996, 1995, and 1994                               A-4

Statements of Cash Flows for the Years Ended
 December 31, 1996, 1995, and 1994                                     A-4

Notes to Financial Statements                                      A-5 to A-8

SCHEDULE FILED AS PART OF THIS REPORT

III - Real Estate and Accumulated Depreciation as of
 December 31, 1996                                                A-9 and A-10

All other schedules have been omitted as inapplicable, or for the reason that the required information is shown in the financial statements or notes thereto.

EXHIBITS FILED AS PART OF THIS REPORT

EXHIBITS (3 & 4) First Amended and Restated Certificate and Agreement of Limited Partnership as set forth on pages A-1 through A-33 of the Partnership's definitive Prospectus dated January 17, 1985; as supplemented through March 4, 1986, Registration Statement No. 2-94419, filed pursuant to Rule 424 (b), is incorporated herein by reference.

EXHIBIT (13)  Annual Report to Shareholders

The 1995 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the commission.

EXHIBIT (27)  Financial Data Schedule

                        REPORT OF INDEPENDENT AUDITORS



Partners
First Capital Institutional Real Estate, Ltd. - 3
Chicago, Illinois


We have audited the accompanying balance sheets of First Capital Institutional Real Estate, Ltd. - 3 as of December 31, 1996 and 1995, and the related statements of income and expenses, partners' capital and cash flows for each of the three years in the period ended December 31, 1996, and the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Institutional Real Estate, Ltd. - 3 at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                  Ernst & Young LLP


Chicago, Illinois
March 14, 1997

                FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.--3
BALANCE SHEETS
December 31, 1996 and 1995
(All dollars rounded to nearest 00s)

                                                     1996         1995
---------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                             $ 1,908,600  $ 1,908,600
 Buildings and improvements                        17,789,600   17,468,200
---------------------------------------------------------------------------
                                                   19,698,200   19,376,800
 Accumulated depreciation and amortization         (6,574,900)  (5,851,700)
---------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                    13,123,300   13,525,100
Cash and cash equivalents                           4,749,200    8,022,200
Restricted cash                                       100,000       62,500
Rents receivable                                       45,700       29,600
Investment in joint venture                         4,937,100    4,620,200
Other assets (including amounts due from joint
 venture of $915,700 and $804,400, respectively)      941,000      817,000
---------------------------------------------------------------------------
                                                  $23,896,300  $27,076,600
---------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses            $   392,300  $   469,300
 Due to Affiliates                                     74,600       95,900
 Security deposits                                     61,900       55,700
 Other liabilities                                     47,500        4,400
 Distributions payable                                355,700      711,500
---------------------------------------------------------------------------
                                                      932,000    1,336,800
---------------------------------------------------------------------------
Partners' (deficit) capital:
 General Partner                                     (183,300)    (183,300)
 Limited Partners (45,737 Units issued and
  outstanding)                                     23,147,600   25,923,100
---------------------------------------------------------------------------
                                                   22,964,300   25,739,800
---------------------------------------------------------------------------
                                                  $23,896,300  $27,076,600
---------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 1996, 1995 and 1994
(All dollars rounded to nearest 00s)

                                       General       Limited
                                       Partner      Partners       Total
----------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1994                       $(147,800)  $31,764,300  $31,616,500
Net income (loss) for the year ended
 December 31, 1994                       140,400    (1,159,500)  (1,019,100)
Distributions for the year ended
 December 31, 1994                      (155,900)   (1,402,700)  (1,558,600)
----------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1994                      (163,300)   29,202,100   29,038,800
Net income (loss) for the year ended
 December 31, 1995                       249,300      (854,900)    (605,600)
Distributions for the year ended
 December 31, 1995                      (269,300)   (2,424,100)  (2,693,400)
----------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1995                      (183,300)   25,923,100   25,739,800
Net income for the year ended
 December 31, 1996                       213,400     1,145,500    1,358,900
Distributions for the year ended
 December 31, 1996                      (213,400)   (3,921,000)  (4,134,400)
----------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1996                     $(183,300)  $23,147,600  $22,964,300
----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

                FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.--3
STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 1996, 1995 and 1994
(All dollars rounded to nearest 00s except per Unit amounts)

                                           1996         1995         1994
------------------------------------------------------------------------------
Income:
 Rental                                 $ 3,074,700  $ 3,075,900  $ 3,386,800
 Interest                                   446,700      595,900      374,800
------------------------------------------------------------------------------
                                          3,521,400    3,671,800    3,761,600
------------------------------------------------------------------------------
Expenses:
 Depreciation and amortization              723,200      827,600      933,100
 Property operating:
  Affiliates                                178,800      182,300      164,500
  Nonaffiliates                             639,200      582,500      653,500
 Real estate taxes                          334,100      332,800      321,800
 Insurance-Affiliate                         36,500       24,900       29,000
 Repairs and maintenance                    448,900      410,000      459,000
 General and administrative:
  Affiliates                                 36,200       44,100       37,900
  Nonaffiliates                             148,900      152,200      163,200
 Loss on sale of property                                              48,900
 Provisions for value impairment                       1,600,000    1,500,000
------------------------------------------------------------------------------
                                          2,545,800    4,156,400    4,310,900
------------------------------------------------------------------------------
Net income (loss) before net income
 (loss) from participation in joint
 venture                                    975,600     (484,600)    (549,300)
Net income (loss) from participation
 in joint venture                           383,300     (121,000)    (469,800)
------------------------------------------------------------------------------
Net income (loss)                       $ 1,358,900  $  (605,600) $(1,019,100)
------------------------------------------------------------------------------
Net income allocated to General
 Partner                                $   213,400  $   249,300  $   140,400
------------------------------------------------------------------------------
Net income (loss) allocated to Limited
 Partners                               $ 1,145,500  $  (854,900) $(1,159,500)
------------------------------------------------------------------------------
Net income (loss) allocated to Limited
 Partners per Unit (45,737 Units
 outstanding)                           $     25.05  $    (18.69) $    (25.35)
------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 1996, 1995 and 1994
(All dollars rounded to nearest 00s)

                                           1996         1995         1994
------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                      $ 1,358,900  $  (605,600) $(1,019,100)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Depreciation and amortization             723,200      827,600      933,100
  Provisions for value impairment                      1,600,000    1,500,000
  Net (income) loss from participation
   in joint venture                        (383,300)     121,000      469,800
  Loss on sale of property                                             48,900
  Changes in assets and liabilities:
  (Increase) decrease in rents
   receivable                               (16,100)      (4,800)      27,900
  (Increase) decrease in other assets       (12,700)         100       41,300
  (Decrease) increase in accounts
   payable and accrued expenses             (77,000)     109,300     (113,000)
  (Decrease) increase in due to
   Affiliates                               (21,300)     (11,500)      41,100
  Increase (decrease) in other
   liabilities                               43,100          900      (48,300)
------------------------------------------------------------------------------
   Net cash provided by operating
    activities                            1,614,800    2,037,000    1,881,700
------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from the sale of property                                 2,168,200
 Payments for capital and tenant
  improvements                             (321,400)    (354,900)    (670,600)
 (Funding of) collection of loans to
  joint venture                            (111,300)     (59,500)      64,800
 Distributions received from joint
  venture                                    66,400      493,400      317,800
 (Increase) in restricted cash              (37,500)
------------------------------------------------------------------------------
   Net cash (used for) provided by
    investing activities                   (403,800)      79,000    1,880,200
------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners          (4,490,200)  (2,540,900)  (1,134,300)
 Increase (decrease) in security
  deposits                                    6,200        4,200      (15,800)
------------------------------------------------------------------------------
   Net cash (used for) financing
    activities                           (4,484,000)  (2,536,700)  (1,150,100)
------------------------------------------------------------------------------
Net (decrease) increase in cash and
 cash equivalents                        (3,273,000)    (420,700)   2,611,800
Cash and cash equivalents at the
 beginning of the year                    8,022,200    8,442,900    5,831,100
------------------------------------------------------------------------------
Cash and cash equivalents at the end
 of the year                            $ 4,749,200  $ 8,022,200  $ 8,442,900
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

                FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.-3
NOTES TO FINANCIAL STATEMENTS
December 31, 1996

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

Investment in joint venture represents the recording of the Partnership's interest, under the equity method of accounting, in a joint venture, Lansing Associates ("Lansing"), with an Affiliated partnership. Lansing acquired a preferred majority interest in a joint venture with the seller of the Lansing, Michigan property. Under the equity method of accounting, the Partnership recorded its initial interest at cost and adjusts its investment account for its share of joint venture income or loss and its distributions of cash flow (as defined in the joint venture agreement). For further information, see Note 3.

The Partnership is not liable for federal income taxes as the Partners recognize their proportionate share of the Partnership's income or loss on their income tax returns; therefore, no provision for income taxes is made in the financial statements of the Partnership. It is not practicable for the Partnership to determine the aggregate tax bases of the Limited Partners; therefore, the disclosure of the difference between the tax bases and the reported assets and liabilities of the Partnership would not be meaningful.

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

During the first quarter of 1996, the Partnership adopted Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Standard"). The Standard established guidance for determining if the value of defined assets is impaired, and if so, how impairment losses should be measured and reported in the financial statements. Management is not aware of any indicator that would result in any significant impairment loss. The standard also addressed the accounting for long-lived assets to be disposed of. Evaluation of the potential impairment of the value of the Partnership's assets is performed on an individual property basis.

Property sales or dispositions are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation are removed from the respective accounts. Any gain or loss on sale or disposition is recognized in accordance with GAAP.

Cash equivalents are considered all highly liquid investments with maturity of three months or less when purchased.

The Partnership's financial statements include financial instruments, including receivables, trade liabilities and investment in joint venture. The Partnership considers the disclosure of the fair value of its investment in joint venture to be impracticable due to the illiquid nature of its investment. The fair value of financial instruments, including cash and cash equivalents, was not materially different from their carrying value at December 31, 1996 and 1995.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to May 16, 1986, the Termination of the Offering, the General Partner is entitled to 10% of distributable Cash Flow (as defined in the Partnership Agreement) as a Partnership Management

                FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.-3
Fee. In addition, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner and, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to all Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the positive balance in its Capital Account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and third, the balance, if any, to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale Proceeds from the transaction to all Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the year ended December 31, 1996, the General Partner was entitled to a Partnership Management Fee, and accordingly, allocated Net Profits, of $213,400. For the year ended December 31, 1995, the General Partner was entitled to a Partnership Management Fee of $269,300 and allocated Net Profits of $249,300, which included a (loss) from provisions for value impairment of $(20,000). For the year ended December 31, 1994, the General Partner was entitled to a Partnership Management Fee of $155,900 and allocated Net Profits of $140,400, which included (losses) from provisions for value impairment of $(15,000) and the sale of Partnership property of $(500).

Fees and reimbursements paid and payable by the Partnership to Affiliates during the years ended December 31, 1996, 1995 and 1994 were as follows:

                                    For the Years Ended December 31,
                           ---------------------------------------------------
                                 1996             1995             1994
                           ---------------- ---------------- -----------------
                             Paid   Payable   Paid   Payable   Paid   Payable
------------------------------------------------------------------------------
Property management and
 leasing fees              $191,600 $31,400 $191,500 $48,400 $115,700 $ 62,600
Real estate commissions
 (a)                           None  40,200     None  40,200     None   40,200
Reimbursement of property
 insurance premiums, at
 cost                        36,500    None   24,900    None   28,000     None
Reimbursement of
 expenses, at cost:
 --Accounting                27,200   2,000   19,500   5,300   20,300    2,300
 --Investor communication    11,800     400   21,900   2,000   14,900    2,300
 --Legal                      5,600     600    8,100    None   15,700     None
 --Other                        200    None    1,000    None     None     None
------------------------------------------------------------------------------
                           $272,900 $74,600 $266,900 $95,900 $194,600 $107,400
------------------------------------------------------------------------------

(a) As of December 31, 1996, $40,200 was due to the General Partner for real estate commissions earned in connection with the sales of Partnership properties. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partner or any Affiliate a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow, as defined in the Partnership Agreement, which has been distributed to the Limited Partners from the initial investment date) of 6% simple interest per annum on their Capital Investment.

On-site property management for the Partnership's properties is provided by an Affiliate of the General Partner for fees ranging from 3% to 6% of gross rents received from the properties.

3. INVESTMENT IN JOINT VENTURE:

A summary of the financial information for First Capital Lansing Properties Limited Partnership, which owns the Holiday Office Park North and South ("Holiday"), as of and for the year ended December 31, 1996 is as follows:

             ASSETS
             Investment property, net of
              accumulated depreciation and
              amortization                          $10,690,300
             Cash and cash equivalents                  837,800
             Loans receivable                           458,700
             Rents receivable                            26,900
             Other assets                               165,100
                  ---------------------------------------------
                                                    $12,178,800
                  ---------------------------------------------
             LIABILITIES AND PARTNERS' CAPITAL
             Loan payable to Affiliate              $ 1,634,500
             Accounts payable and accrued expenses      609,400
             Due to Affiliates                           33,800
             Security deposits                           24,500
             Other liabilities                            2,500
             Partners' capital                        9,874,100
                  ---------------------------------------------
                                                    $12,178,800
                  ---------------------------------------------

                FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.-3

             STATEMENT OF INCOME AND EXPENSES
             Total revenues                    $3,236,600
                  ---------------------------------------
             Expenses:
              Property operating                1,928,900
              Depreciation and amortization       382,900
              Interest to Affiliates              158,200
                  ---------------------------------------
             Total expenses                     2,470,000
                  ---------------------------------------
             Net income                        $  766,600
                  ---------------------------------------

The information presented above represents 100% of the activity of Holiday. The Partnership owns a 50% interest in Lansing, which owns a 75% preferred interest in Holiday.

4. FUTURE MINIMUM RENTALS:

The Partnership's share of future minimum rental income due on noncancelable leases as of December 31, 1996 was as follows:

                    1997        $ 3,527,300
                    1998          3,132,200
                    1999          2,487,600
                    2000          1,981,900
                    2001            681,900
                    Thereafter      543,800
                             --------------
                                $12,354,700
                             --------------

5. RESTRICTED CASH:

Restricted cash includes Eurodollar investments which have been pledged as collateral for security deposits to the Houston Lighting & Power Company and the Florida Lighting and Power Company.

6. INCOME TAX:

The Partnership utilizes the accrual basis of accounting for both tax reporting and financial statement purposes. Financial statement results will differ from tax results due to the use of differing depreciation lives and methods, the recognition of rents received in advance as taxable income, the use of differing methods in computing the gain on sale of property and the Partnership's provisions for value impairment. The net effect of these accounting differences for the year ended December 31, 1996 was that the net income for tax reporting purposes was greater than the net income for financial statement purposes by $139,900. The aggregate cost of commercial rental property for income tax purposes at December 31, 1996 was $23,296,200.

7. PROPERTY SALE:

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

The above transaction was an all-cash sale, with no further involvement on the part of the Partnership.

8. PROVISIONS FOR VALUE IMPAIRMENT:

Due to regional factors and other matters affecting the Partnership's properties, there was uncertainty as to the Partnership's ability to recover the net carrying basis of certain of its properties during the remaining estimated holding periods. Accordingly, it was deemed appropriate to reduce the bases of certain properties in the Partnership's financial statements during the years ended December 31, 1995 and 1994. The provisions for value impairment were considered non-cash events for the purposes of the Statements of Cash Flow and were not utilized in the determination of Cash Flow (as defined in the Partnership Agreement). The following is a summary of the provisions for value impairment reported by the Partnership for the years ended December 31, 1995 and 1994:

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
                  --------------------------------------------
                                         $1,600,000 $1,500,000
                  --------------------------------------------

The joint venture which owns Holiday recorded a provision for value impairment in the amount of $800,000 for the year ended December 31, 1995. This provision was allocated to the general partners of the joint venture. Accordingly, the Partnership's share of this provision was $400,000 and reflected in the net loss from participation in joint venture. For the year ended December 31, 1994, a provision for value impairment for Holiday was recorded in the amount of $2,000,000. Of this amount,

                FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.-3
$655,200 was allocated to the limited partners of the joint venture which reduced their capital account to zero and the remaining amount was allocated to the general partners, of which the Partnership's share was $672,400.

9. SUBSEQUENT EVENT:

On February 18, 1997, the joint venture in which the Partnership has a 25% interest consummated the sale of 3120 Southwest Freeway Office Building, located in Houston, Texas. The sale price was $3,425,000, of which the Partnership's share is $856,300. Net sales proceeds from this transaction approximated $822,800, which was net of closing expenses. The Partnership will report a net gain of approximately $245,000 for financial reporting purposes during 1997 in connection with this sale. The Partnership will distribute $822,800, or $17.99 per Unit, on May 31, 1997 to Limited Partners of record as of February 18, 1997.

               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 3

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1996


  Column A                      Column C                    Column D                           Column E
-------------           ------------------------    -------------------------    ---------------------------------------
                              Initial cost             Costs capitalized                  Gross amount carried
                             to Partnership         subsequent to acquisition              at close of period
                        ----------  ------------    -------------------------    ---------------------------------------
                                      Buildings                                                Buildings
                                         and          Improve-                                    and
 Description               Land     Improvements       ments      Costs (1)          Land     Improvements  Total (2)(3)
-------------           ----------  ------------    ----------   ----------      ----------   ------------  ------------
Office Buildings:

Park Plaza
 Professional
 Building
 (Houston, TX)           $802,900   $10,750,400     $2,271,500     $82,400         $802,900    $11,704,300   $12,507,200(4)
 (50% interest)

Ellis Building
 (Sarasota, FL)           860,000     5,405,600      1,441,500      25,900          860,000      5,373,000     6,233,000(7)
 (50% interest)

3120 Southwest
 Freeway
 (Houston, TX)            245,700       440,600        461,500      10,200          245,700        712,300       958,000(8)
 (25% interest)
                       ----------   -----------     ----------    --------       ----------    -----------   -----------
                       $1,908,600   $16,596,600     $4,174,500    $118,500       $1,908,600    $17,789,600   $19,698,200
                       ==========   ===========     ==========    ========       ==========    ===========   ===========

  Column A                Column F     Column G   Column H     Column I
------------            ------------  ---------   --------   ------------
                                                               Life on
                                                                which
                                                             depreciation
                                                              in latest
                        Accumulated    Date                     income
                        Depreciation   of con-      Date      statement
 Description                (2)       struction   Acquired   is computed
------------            ------------  ---------   --------   -----------
Office Buildings:
----------------

Park Plaza
 Professional
 Building                                                         35(5)
 (Houston, TX)          $3,990,400       1976      11/86        3-10(6)
 (50% interest)

Ellis Building                                                    35(5)
 (Sarasota, FL)          2,202,600       1969       3/86        3-10(6)
 (50% interest)

3120 Southwest
 Freeway                                                          35(5)
 (Houston, TX)             381,900       1972       3/89        3-10(6)
 (25% interest)
                        ----------
                        $6,574,900
                        ==========

Column B - Not Applicable.

                 See accompanying notes on the following page.

               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 3

                             NOTES TO SCHEDULE III

Note 1. Consists of legal fees, appraisal fees, title costs and other related professional fees.

Note 2.   The following is a reconciliation of activity in columns E and F:

                                         December 31, 1996            December 31, 1995            December 31, 1994
                                   ---------------------------   ---------------------------   --------------------------
                                                  Accumulated                   Accumulated                  Accumulate
                                       Cost       Depreciation       Cost       Depreciation      Cost       Depreciation
                                   -----------    ------------   -----------    ------------   -----------   ------------
Balance at
 beginning of year                 $19,376,800     $5,851,700    $20,621,900      $5,024,100   $24,026,100    $4,448,800

Additions during
 year:

 Improvements                          321,400                       354,900                       670,600

 Provisions for
  depreciation                                        723,200                        827,600                     933,000

Deductions
 during year:

 Basis of real
  estate disposed                                                                               (2,574,800)

 Accumulated
  depreciation of real
   estate disposed                                                                                              (357,700)

 Provisions for
 value impairment                                                 (1,600,000)                   (1,500,000)
                                    ----------      ---------     ----------       ---------    ----------      ---------
Balance at end
 of year                           $19,698,200     $6,574,900    $19,376,800      $5,851,700   $20,621,900     $5,024,100
                                    ==========      =========     ==========       =========    ==========      =========

Note 3. The aggregate cost for Federal income tax purposes at December 31, 1996 is $23,296,200.

Note 4.   Includes provisions for value impairment of $1,400,000.

Note 5.   Estimated useful life of building.

Note 6.   Estimated useful life of improvements.

Note 7.   Includes provisions for value impairment of $1,500,000.

Note 8. Includes a provision for value impairment of $200,000. This property was sold on February 18, 1997. See Note 9 of Notes to Financial Statements for additional information.