Form 10-Q
period 1997-03-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 3
filed 1997-05-15
CIK 757528

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                   March 31, 1997
                          -----------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                       to
                                    ---------------------     -----------------


     Commission File Number                       0-14122
                            ---------------------------------------------------



               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 3
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         Florida                                                36-3330657
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)



Two North Riverside Plaza, Suite 1100, Chicago, Illinois        60606-2607
--------------------------------------------------------    -------------------
     (Address of principal executive offices)                    (Zip Code)


                                (312) 207-0020
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                Not applicable
-------------------------------------------------------------------------------
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
DOCUMENTS INCORPORATED BY REFERENCE:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the definitive Prospectus dated January 17, 1985, included in the Registrant's Registration Statement on Form S-11, is incorporated herein by reference in Part I of this report.

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                  March 31,
                                                    1997      December 31,
                                                 (Unaudited)      1996
--------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                            $ 1,662,900  $ 1,908,600
 Buildings and improvements                       17,111,900   17,789,600
--------------------------------------------------------------------------
                                                  18,774,800   19,698,200
Accumulated depreciation and amortization         (6,361,100)  (6,574,900)
--------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                   12,413,700   13,123,300
Cash and cash equivalents                          4,351,900    4,749,200
Investments in debt securities                     1,273,300
Restricted cash                                      100,000      100,000
Rents receivable                                      63,200       45,700
Investment in and loans to joint venture           5,606,000    5,852,800
Other assets                                          40,100       25,300
--------------------------------------------------------------------------
                                                 $23,848,200  $23,896,300
--------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses           $   253,800  $   392,300
 Due to Affiliates                                    50,300       74,600
 Distributions payable                             1,178,500      355,700
 Security deposits                                    51,200       61,900
 Other liabilities                                     6,700       47,500
--------------------------------------------------------------------------
                                                   1,540,500      932,000
--------------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                          (131,400)    (183,300)
 Limited Partners (45,737 Units issued and
  outstanding)                                    22,439,100   23,147,600
--------------------------------------------------------------------------
                                                  22,307,700   22,964,300
--------------------------------------------------------------------------
                                                 $23,848,200  $23,896,300
--------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 1997 (Unaudited) and the year ended December 31, 1996
(All dollars rounded to nearest 00s)

                                            General     Limited
                                            Partner    Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1996                           $(183,300) $25,923,100  $25,739,800
Net income for the year ended
 December 31, 1996                           213,400    1,145,500    1,358,900
Distributions for the year ended
 December 31, 1996                          (213,400)  (3,921,000)  (4,134,400)
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1996                          (183,300)  23,147,600   22,964,300
Net income for the quarter ended
 March 31, 1997                               87,500      434,400      521,900
Distributions for the quarter ended March
 31, 1997                                    (35,600)  (1,142,900)  (1,178,500)
-------------------------------------------------------------------------------
Partners' (deficit) capital, March 31,
 1997                                      $(131,400) $22,439,100  $22,307,700
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                              1997      1996
------------------------------------------------------------------------------
Income:
 Rental                                                    $  739,400 $752,000
 Interest                                                      84,700  118,000
 Gain on sale of property                                     249,900
------------------------------------------------------------------------------
                                                            1,074,000  870,000
------------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                                172,700  187,700
 Property operating:
  Affiliates                                                   36,500   45,100
  Nonaffiliates                                               160,800  151,800
 Real estate taxes                                             88,200   73,300
 Insurance--Affiliate                                           8,400    9,100
 Repairs and maintenance                                      123,400   98,500
 General and administrative:
  Affiliates                                                    5,400   11,100
  Nonaffiliates                                                39,500   49,500
------------------------------------------------------------------------------
                                                              634,900  626,100
------------------------------------------------------------------------------
Net income before income from participation in joint
 venture                                                      439,100  243,900
Income from participation in joint venture                     82,800   60,900
------------------------------------------------------------------------------
Net income                                                 $  521,900 $304,800
------------------------------------------------------------------------------
Net income allocated to General Partner                    $   87,500 $ 71,200
------------------------------------------------------------------------------
Net income allocated to Limited Partners                   $  434,400 $233,600
------------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (45,737
 Units outstanding)                                        $     9.50 $   5.11
------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          1997         1996
-------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $   521,900  $  304,800
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                            172,700     187,700
  (Income) from participation in joint venture             (82,800)    (60,900)
  Gain on sale of property                                (249,900)
  Changes in assets and liabilities:
   (Increase) decrease in rents receivable                 (17,500)     16,800
   (Increase) in other assets                              (14,800)    (17,800)
   (Decrease) in accounts payable and accrued expenses    (138,500)   (219,800)
   (Decrease) increase in due to Affiliates                (24,300)     19,100
   (Decrease) in other liabilities                         (40,800)     (3,400)
-------------------------------------------------------------------------------
    Net cash provided by operating activities              126,000     226,500
-------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements              (38,000)    (52,400)
 (Increase) in investments in debt securities           (1,273,300)
 (Increase) in restricted cash                                         (50,000)
 Proceeds from sale of property                            824,800
 Distributions received from joint venture                 329,600
-------------------------------------------------------------------------------
    Net cash (used for) investing activities              (156,900)   (102,400)
-------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                           (355,700)   (711,500)
 (Decrease) increase in security deposits                  (10,700)      2,500
-------------------------------------------------------------------------------
    Net cash (used for) financing activities              (366,400)   (709,000)
-------------------------------------------------------------------------------
Net (decrease) in cash and cash equivalents               (397,300)   (584,900)
Cash and cash equivalents at the beginning of the
 period                                                  4,749,200   8,022,200
-------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $ 4,351,900  $7,437,300
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 1997


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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the three months ended March 31, 1997 are not necessarily indicative of the operating results for the year ending December 31, 1997.

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

Investment in and loans to joint venture includes the recording of the Partnership's interest, under the equity method of accounting, in a joint venture with an Affiliated partnership. The joint venture acquired a preferred majority interest in a joint venture with the seller of the Lansing, Michigan property. Under the equity method of accounting, the Partnership recorded its initial interest at cost and adjusts its investment account for its share of joint venture income or loss and its distributions of cash flow (as defined by the joint venture agreement).

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

The Partnership evaluates its rental properties when conditions exist which may indicate that it is probable that the sum of expected future cash flows (undiscounted) from a property is less than its carrying value. Upon determination that an impairment has occurred, the carrying basis in the rental property is reduced to estimated fair value. Management was not aware of any indicator that would result in a significant impairment loss during the periods reported.

Property sales are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation and amortization are removed from the respective accounts. Gains on sales are recognized in accordance with GAAP.

Cash equivalents are considered all highly liquid investments with maturity of three months or less when purchased.

Investments in debt securities are comprised of corporate debt securities and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements. As of March 31, 1997 these securities had a fair market value of $1,269,600 and unrealized losses of $(3,700). All of these securities had maturities of less than one year when purchased.

Certain reclassifications have been made to the previously reported 1996 statements in order to provide comparability with the 1997 statements. These reclassifications had no effect on net income or Partners' (deficit) capital.

Reference is made to the Partnership's annual report for the year ended December 31, 1996 for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' (deficit) capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to May 16, 1986, the Termination of the Offering, the General Partner is entitled to 10% of distributable Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner and, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to all Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the positive balance in its Capital Account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and third, the balance, if any, to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale Proceeds from the transaction to all Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the three months ended March 31, 1997 and 1996, the General Partner was entitled to a Partnership Management Fee, and accordingly, allocated Net Profits, of $35,600 and $71,200, respectively. In addition, in 1997 the General Partner was also allocated Net Profits from the sale of Southwest Freeway of $51,900.

Fees and reimbursements paid and payable (receivable) by the Partnership to/(from) Affiliates during the three months ended March 31, 1997 were as follows:

                                                                 Payable
                                                        Paid   (Receivable)
---------------------------------------------------------------------------
Property management and leasing fees                   $71,000   $  (900)
Reimbursement of property insurance premiums, at cost     None     7,700
Real estate commissions (a)                               None    40,200
Reimbursement of expenses, at cost:
 --Accounting                                            2,100     2,700
 --Investor communications                                 800       600
 --Legal                                                   100      None
---------------------------------------------------------------------------
                                                       $74,000   $50,300
---------------------------------------------------------------------------

(a) As of March 31, 1997, the Partnership owed $40,300 to the General Partner for real estate commissions earned in connection with the sales of Partnership properties. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partner or any Affiliate a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial investment date) of 6% simple interest per annum on their original Capital Investment.

3. PROPERTY SALE:

On February 18, 1997, the joint venture in which the Partnership owns a 25% interest consummated the sale of 3120 Southwest Freeway Office Building, located in Houston, Texas. The sale price was $3,425,000, of which the Partnership's share was $856,250. The Partnership's share of net sale proceeds from this transaction approximated $822,900, which was net of closing expenses. The Partnership recorded a gain of $249,900 for financial reporting purposes in connection with this sale. The Partnership will to distribute $822,800, or $17.99 per Unit, on May 31, 1997 to Limited Partners of record as of February 18, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's annual report for the year ended December 31, 1996 for a discussion of the Partnership's business.

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In addition to being in the operation of properties phase, the Partnership is in phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales and dispositions. Partnership operations are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer receives income generated from such real property interests.

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of each of its properties for the quarters ended March 31, 1997 and 1996. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                       Comparative Operating
                            Results (a)
                       For the Quarters Ended
                        3/31/97      3/31/96
----------------------------------------------
PARK PLAZA PROFESSIONAL BUILDING
 (50%)
Rental revenues       $    392,000 $   405,800
----------------------------------------------
Property net income   $     47,400 $    90,100
----------------------------------------------
Average occupancy              83%         84%
----------------------------------------------
ELLIS BUILDING (50%)
Rental revenues       $    315,700 $   288,000
----------------------------------------------
Property net income   $    100,600 $    89,800
----------------------------------------------
Average occupancy              96%         93%
----------------------------------------------
3120 SOUTHWEST FREEWAY OFFICE BUILDING (25%)
Rental revenues       $     30,800 $    54,200
----------------------------------------------
Property net income   $      3,100 $     5,200
----------------------------------------------
Average occupancy              (b)         83%
----------------------------------------------
HOLIDAY OFFICE PARK NORTH AND
SOUTH OFFICE BUILDING (50%)
Rental revenues       $    384,400 $   376,200
----------------------------------------------
Property net income   $     82,800 $    60,900
----------------------------------------------
Average occupancy              85%         83%
----------------------------------------------

(a) The above table excludes certain income and expense items which are not directly related to individual property operating results such as interest income and general and administrative expenses. The Partnership's share of results from its participation in a joint venture, treated on the equity method, is included above.
(b) The property was sold on February 18, 1997. Property net income excludes the gain on sale of $249,900.

The increase in Partnership net income of $217,100 for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996 was primarily the result of a gain on the sale of 3120 Southwest Freeway Office Building ("Southwest Freeway"). Net income, exclusive of the operating results and gain on sale of Southwest Freeway, decreased by $30,700 for the periods under comparison. The decrease was primarily due to the diminished operating results at Park Plaza Professional Building ("Park Plaza") together with a decrease in interest income on the Partnership's short-term investments due to a decrease in amounts available for investment. The decrease was partially offset by increased operating results at Ellis Building ("Ellis") and the Partnership's equity investment in Holiday Office Park North and South ("Holiday") together with a decrease in general and administrative expenses which was due to a decrease in personnel costs and accounting fees.

The results of Southwest Freeway have been excluded from the following comparative discussion.

Rental revenues increased by $14,900 or 2.1% for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996. The increase was primarily due to an increase in base rental income and tenant reimbursements for real estate taxes at Ellis which was due to an increase in the average occupancy rate. The increase was partially offset by a decrease in base rental income at Park Plaza which is attributed to a reduction in rates charged to new and renewing tenants.

Repairs and maintenance expense increased by $25,000 for the comparable three-month periods. The increase was primarily due to an increase in repairs to the HVAC units at Park Plaza and Ellis, together with an increase in cleaning costs at Park Plaza.

Real estate tax expense increased by $17,200 for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996. The increase was primarily the result of a budgeted increase in real estate taxes at Park Plaza.

Property operating expense increased by $10,300 for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996. The increase was primarily the result of an increase in personnel costs at Ellis together with an increase in security expense at Park Plaza.

The Partnership's share of net income from Holiday increased by $21,900 for the three-month periods under comparison. The increase was primarily the result of decreased salary expense resulting from the property manager's position being vacant during the first quarter of 1997. Also contributing to the increase was a decrease in utility costs. Partially offsetting the increase in net income were increases in snow removal costs and depreciation and amortization expenses.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining properties. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cumulative cash distributions exceed net income in a fiscal year, such excess distributions are treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as determined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows, as determined by GAAP. The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

                                                           Comparative
                                                        Cash Flow Results
                                                     For the Quarters Ended
                                                       3/31/97      3/31/96
------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)  $   506,400  $   534,800
Less: Cash Flow from joint venture                      (144,500)    (103,200)
Items of reconciliation:
 (Increase) in current assets                            (32,300)      (1,000)
 (Decrease) in current liabilities                      (203,600)    (204,100)
------------------------------------------------------------------------------
Net cash provided by operating activities            $   126,000  $   226,500
------------------------------------------------------------------------------
Net cash (used for) investing activities             $  (156,900) $  (102,400)
------------------------------------------------------------------------------
Net cash (used for) financing activities             $  (366,400) $  (709,000)
------------------------------------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $28,400 for the three months ended March 31, 1997 when compared to three months ended March 31, 1996 was primarily due to the decreases in interest income, as previously discussed and operating results, exclusive of depreciation and amortization, at Park Plaza. Partially offsetting the decrease was the increase in operating results at Ellis and improved cash flow at Holiday.

The decrease in the Partnership's cash position of $397,300 for the three months ended March 31, 1997 was primarily the result of investments in debt securities, payments for capital and tenant improvements and leasing costs and distributions paid to Partners exceeding net cash provided by operating activities and proceeds from the sale of Southwest Freeway. Liquid assets as of March 31, 1997 (including cash, cash equivalents and investments in debt securities) of the Partnership are comprised of amounts held for working capital purposes and undistributed Sale Proceeds from the sale of Southwest Freeway.

The decrease in net cash provided by operating activities of $100,500 for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996 was primarily due to the decrease in operating results, excluding depreciation and amortization, as previously discussed and to a lesser extent in the timing of the payment of certain expenses at Park Plaza.

Net cash used for investing activities increased by $54,500 for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996. The increase was primarily due to the increase in investments in debt securities. The increase in investments in debt securities is a result of the extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for working capital purposes. These investments are of investment-grade and mature less than one year from their date of purchase. The increase was partially offset by the receipt of the proceeds from the sale of Southwest Freeway and distributions from Holiday.

The Partnership maintains working capital reserves to pay for capital expenditures such as capital and tenant improvements and leasing costs. During the three months ended March 31, 1997, the Partnership's consolidated properties spent $38,000 for capital and tenant improvements and leasing costs and has projected to spend approximately $250,000 during the remainder of 1997. Of the projected amount, approximately $150,000 and $100,000 relates to anticipated improvement and leasing costs expected to be incurred at Ellis and Park Plaza, respectively. The Partnership did not make any expenditures for capital and tenant improvement and leasing costs at Holiday and has projected to spend approximately $225,000 during the remainder of 1997. Actual amounts expended may vary depending on a number of factors including leasing activity and other market conditions throughout the year. The General Partner believes these expenditures are necessary to maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and prepare the remaining properties for eventual disposition. During the three months ended March 31, 1997, the Partnership received $329,600 of distributions from Holiday. These distributions related to cash generated during 1996.

The decrease in net cash used for financing activities of $342,600 for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996 was due primarily to a decrease in distributions paid to Partners. The decrease in distributions is the result of the Partnership's adjusting the amount of distributions to an amount consistent with its remaining assets and earnings following the special distribution of Sales Proceeds during 1996.

On February 18, 1997, the joint venture in which the Partnership owns a 25% interest completed the sale of Southwest Freeway. The Partnership's share of the net sales proceeds from this sale approximated $824,800. The Partnership will distribute all of these Sales Proceeds, or $17.99 per Unit, on May 31, 1997, to Limited Partners of record as of February 18, 1997. For further information, see Note 3 in Notes to Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the anticipated capital and tenant improvements and leasing costs necessary to be made at the Partnership's properties during the next several years. As a result, cash continues to be retained to supplement working capital reserves. Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves for the three months ended March 31, 1997 amounted to $150,700.

Distributions to Limited Partners for the quarter ended March 31, 1997 were declared in the amount of $320,100, or $7.00 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, exclusive of the distribution of Southwest Freeway Sales Proceeds on May 31, 1997 there can be no assurance as to the amount of cash available for future distribution to Partners.

Based upon the current estimated value of its assets, net of its outstanding liabilities, together with its expected operating results and capital expenditure requirements, the General Partner believes that the Partnership's cumulative distributions to its Limited Partners from inception through the termination of the Partnership may be less than such Limited Partners' original Capital Contributions.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:  None

     (b) Reports on Form 8-K:

         There were no reports filed on Form 8-K during the quarter ended March 31, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 3

                         By: FIRST CAPITAL FINANCIAL CORPORATION
                             GENERAL PARTNER

Date:  May 15, 1997      By: /s/  DOUGLAS CROCKER II
       ------------          -------------------------------------
                                  DOUGLAS CROCKER II
                             President and Chief Executive Officer

Date:  May 15, 1997      By: /s/     NORMAN M. FIELD
       ------------          -------------------------------------
                                     NORMAN M. FIELD
                             Vice President - Finance and Treasurer