Form 10-Q
period 1997-06-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 3
filed 1997-08-13
CIK 757528

                                  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                 June 30, 1997
                          ---------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                   to
                                    -----------------    ---------------


     Commission File Number                    0-14122
                             -------------------------------------------


                First Capital Institutional Real Estate, Ltd.-3
      ------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                  Florida                                36-3330657
      -------------------------------               --------------------
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                Identification No.)


       Two North Riverside Plaza, Suite 1100,
                 Chicago, Illinois                       60606-2607
      ----------------------------------------      --------------------
      (Address of principal executive offices)           (Zip Code)


                                (312) 207-0020
      ------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                Not applicable
      ------------------------------------------------------------------
                   (Former name, former address and former
                  fiscal year, if changed since last report)


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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                  June 30,
                                                    1997      December 31,
                                                 (Unaudited)      1996
--------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                            $ 1,662,900  $ 1,908,600
 Buildings and improvements                       17,185,100   17,789,600
--------------------------------------------------------------------------
                                                  18,848,000   19,698,200
Accumulated depreciation and amortization         (6,535,200)  (6,574,900)
--------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                   12,312,800   13,123,300
Cash and cash equivalents                          5,038,800    4,749,200
Restricted cash                                      100,000      100,000
Rents receivable                                      21,000       45,700
Investment in and loans to joint venture           5,485,300    5,852,800
Other assets                                          47,600       25,300
--------------------------------------------------------------------------
                                                 $23,005,500  $23,896,300
--------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses           $   332,800  $   392,300
 Due to Affiliates                                    40,700       74,600
 Distributions payable                               355,700      355,700
 Security deposits                                    51,300       61,900
 Other liabilities                                     7,500       47,500
--------------------------------------------------------------------------
                                                     788,000      932,000
--------------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                          (135,900)    (183,300)
 Limited Partners (45,737 Units issued and
  outstanding)                                    22,353,400   23,147,600
--------------------------------------------------------------------------
                                                  22,217,500   22,964,300
--------------------------------------------------------------------------
                                                 $23,005,500  $23,896,300
--------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 1997 (Unaudited) and the year ended December 31, 1996
(All dollars rounded to nearest 00s)

                                         General     Limited
                                         Partner    Partners       Total
----------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1996                        $(183,300) $25,923,100  $25,739,800
Net income for the year ended
 December 31, 1996                        213,400    1,145,500    1,358,900
Distributions for the year ended
 December 31, 1996                       (213,400)  (3,921,000)  (4,134,400)
----------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1996                       (183,300)  23,147,600   22,964,300
Net income for the six months ended
 June 30, 1997                            118,600      668,900      787,500
Distributions for the six months ended
 June 30, 1997                            (71,200)  (1,463,100)  (1,534,300)
----------------------------------------------------------------------------
Partners' (deficit) capital,
 June 30, 1997                          $(135,900) $22,353,400  $22,217,500
----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                                1997     1996
-------------------------------------------------------------------------------
Income:
 Rental                                                       $704,100 $789,900
 Interest                                                       93,000  113,000
-------------------------------------------------------------------------------
                                                               797,100  902,900
-------------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                                 174,100  178,900
 Property operating:
  Affiliates                                                    45,200   43,600
  Nonaffiliates                                                150,500  164,900
 Real estate taxes                                              85,700   98,200
 Insurance--Affiliate                                            5,500    9,100
 Repairs and maintenance                                       111,300  115,100
 General and administrative:
  Affiliates                                                     3,200    9,700
  Nonaffiliates                                                 49,300   48,400
 Additional expenses of sale of property                         4,500
-------------------------------------------------------------------------------
                                                               629,300  667,900
-------------------------------------------------------------------------------
Net income before income from participation in joint venture   167,800  235,000
 Income from participation in joint venture                     89,200  151,100
-------------------------------------------------------------------------------
Net income                                                    $257,000 $386,100
-------------------------------------------------------------------------------
Net income allocated to General Partner                       $ 31,100 $ 71,100
-------------------------------------------------------------------------------
Net income allocated to Limited Partners                      $225,900 $315,000
-------------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (45,737
 Units outstanding)                                           $   4.94 $   6.89
-------------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s
(except per Unit amounts)

                                                         1997       1996
---------------------------------------------------------------------------
Income:
 Rental                                               $1,443,500 $1,541,900
 Interest                                                177,700    231,000
 Gain on sale of property                                245,400
---------------------------------------------------------------------------
                                                       1,866,600  1,772,900
---------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                           346,800    366,600
 Property operating:
  Affiliates                                              81,700     88,700
  Nonaffiliates                                          311,300    316,700
 Real estate taxes                                       173,900    171,500
 Insurance--Affiliate                                     13,900     18,200
 Repairs and maintenance                                 234,700    213,600
 General and administrative:
  Affiliates                                               8,600     20,800
  Nonaffiliates                                           80,200     97,900
---------------------------------------------------------------------------
                                                       1,251,100  1,294,000
---------------------------------------------------------------------------
Net income before income from participation in joint
 venture                                                 615,500    478,900
 Income from participation in joint venture              172,000    212,000
---------------------------------------------------------------------------
Net income                                            $  787,500 $  690,900
---------------------------------------------------------------------------
Net income allocated to General Partner               $  118,600 $  142,300
---------------------------------------------------------------------------
Net income allocated to Limited Partners              $  668,900 $  548,600
---------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (45,737 Units outstanding)                           $    14.62 $    11.99
---------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s)

                                                            1997         1996
----------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                              $   787,500  $   690,900
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                              346,800      366,600
  (Income) from participation in joint venture              (172,000)    (212,000)
  (Gain) on sale of property                                (245,400)
  Changes in assets and liabilities:
  Decrease in rents receivable                                24,700
  (Increase) in other assets                                 (22,300)     (36,500)
  (Decrease) in accounts payable and accrued expenses        (59,500)    (108,000)
  (Decrease) in due to Affiliates                            (33,900)     (54,000)
  (Decrease) increase in other liabilities                   (40,000)       2,700
----------------------------------------------------------------------------------
   Net cash provided by operating activities                 585,900      649,700
----------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements               (111,200)    (169,300)
 (Increase) in investments in debt securities                          (3,948,800)
 (Increase) in restricted cash                                            (50,000)
 Proceeds from sale of property                              820,300
 Distributions received from (contributions to) joint
  venture                                                    539,500      (35,100)
----------------------------------------------------------------------------------
   Net cash provided by (used for) investing activities    1,248,600   (4,203,200)
----------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                           (1,534,300)  (1,423,000)
 (Decrease) increase in security deposits                    (10,600)       2,000
----------------------------------------------------------------------------------
   Net cash (used for) financing activities               (1,544,900)  (1,421,000)
----------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents         289,600   (4,974,500)
Cash and cash equivalents at the beginning of the
 period                                                    4,749,200    8,022,200
----------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period       $ 5,038,800  $ 3,047,700
----------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 1997
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 1997 are not necessarily indicative of the operating results for the year ending December 31, 1997.

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

Commercial rental properties are recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts allocated to land) on the straight-line method over their estimated useful lives. Lease acquisition fees are recorded at cost and amortized on the straight-line method over the life of each respective lease. Repair and maintenance costs are expensed against operations as incurred; expenditures for improvements are capitalized to the appropriate property accounts and depreciated on the straight-line method over the estimated life of such improvements.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to May 16, 1986, the Termination of the Offering, the General Partner is entitled to 10% of distributable Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner and, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to all Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the positive balance in its Capital Account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and third, the balance, if any, to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale Proceeds from the transaction to all Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and six months ended June 30, 1997, the General Partner was entitled to a Partnership Management Fee, and accordingly, allocated Net Profits, of $35,600 and $71,200, respectively. In addition, in 1997 the General Partner was also allocated Net Profits from the sale of Southwest Freeway of $47,400.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 1997 were as follows:

                                                         Paid
                                                  ------------------
                                                  Quarter Six Months Payable
----------------------------------------------------------------------------
Property management and leasing fees              $41,200  $112,200  $  None
Reimbursement of property insurance premiums, at
 cost                                              13,900    13,900     None
Real estate commissions (a)                          None      None   40,200
Reimbursement of expenses, at cost:
 --Accounting                                       3,900     6,000      300
 --Investor communications                          2,700     3,500      200
 --Legal                                            6,200     6,300     None
----------------------------------------------------------------------------
                                                  $67,900  $141,900  $40,700
----------------------------------------------------------------------------

(a) As of June 30, 1997, the Partnership owed $40,200 to the General Partner for real estate commissions earned in connection with the sales of Partnership properties. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partner or any Affiliate a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial investment date) of 6% simple interest per annum on their Capital Investment.

3. PROPERTY SALE:

On February 18, 1997, the joint venture in which the Partnership owns a 25% interest consummated the sale of 3120 Southwest Freeway Office Building, located in Houston, Texas.

The sale price was $3,425,000, of which the Partnership's share was $856,250. The Partnership's share of net sales proceeds from this transaction was $820,300, which was net of closing expenses. The Partnership recorded a gain of $245,400 for financial reporting purposes in connection with this sale. The Partnership distributed $822,800, or $17.99 per Unit, on May 31, 1997 to Limited Partners of record as of February 18, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's annual report for the year ended December 31, 1996 for a discussion of the Partnership's business.

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the quarters and six months ended June 30, 1997 and 1996. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                             Comparative Operating Results (a)
                            For the Quarters   For the Six Months
                                  Ended              Ended
                            6/30/97  6/30/96   6/30/97    6/30/96
------------------------------------------------------------------
PARK PLAZA PROFESSIONAL BUILDING (50%)
Rental revenues             $381,200 $444,000  $774,100  $ 849,700
------------------------------------------------------------------
Property net income         $ 18,800 $ 77,900  $ 66,200  $ 168,100
------------------------------------------------------------------
Average occupancy                84%      85%       84%        85%
------------------------------------------------------------------
ELLIS BUILDING (50%)
Rental revenues             $323,600 $294,200  $639,300  $ 582,200
------------------------------------------------------------------
Property net income         $118,600 $106,500  $219,200  $ 196,300
------------------------------------------------------------------
Average occupancy                97%      94%       97%        94%
------------------------------------------------------------------
HOLIDAY OFFICE PARK NORTH AND SOUTH (50%)
Rental revenues             $399,200 $415,400  $783,600  $ 791,600
------------------------------------------------------------------
Property net income         $ 89,200 $151,100  $172,000  $ 212,000
------------------------------------------------------------------
Average occupancy                86%      79%       85%        78%
------------------------------------------------------------------
3120 SOUTHWEST FREEWAY OFFICE BUILDING (25%)(B)
Rental revenues                      $ 49,700  $ 30,100  $ 103,900
------------------------------------------------------------------
Property net (loss) income           $ (4,700) $   (900) $   1,000
------------------------------------------------------------------
Average occupancy                         81%                  82%
------------------------------------------------------------------

(a) The above table excludes certain income and expense items which are not directly related to individual property operating results such as interest income, general and administrative expenses. The Partnership's share of results from its participation in a joint venture, treated on the equity method, is included above.
(b) The property was sold on February 18, 1997.

Unless otherwise disclosed, discussions of fluctuations between 1997 and 1996 refer to both the quarters and six months ended June 30, 1997 and 1996.

Net income increased by $96,600 for the six months ended June 30, 1997 when compared to the six months ended June 30, 1996. The increase was primarily due to the gain recorded on the sale of 3120 Southwest Freeway Office Building ("Southwest Freeway") along with improved operating results at Ellis Building ("Ellis") and decreased general and administrative expenses, which were the result of reduced personnel costs and accounting fees. The increase was partially offset by diminished operating results at Park Plaza Professional Building ("Park Plaza") and the Partnership's equity investment in Holiday Office Park North and South ("Holiday") and the decrease in interest earned on the Partnership's short-term investments due to a reduction in the cash available for investment resulting from the special distribution to Limited Partners in November 1996.

Net income decreased by $129,100 for the quarter ended June 30, 1997 when compared to the quarter ended June 30, 1996. The decrease was primarily the result of diminished operating results at Park Plaza and Holiday and the absence of results from Southwest Freeway.

Net income exclusive of Southwest Freeway decreased by $125,300 and $150,700 for the quarter and six months ended June 30, 1997 when compared to the quarter and six months ended June 30, 1996, respectively. The decrease was primarily due to the reasons discussed above.

The following comparative discussion excludes the results of Southwest Freeway.

Rental revenues decreased by $33,400 or 4.5% and $18,500 or 1.2% for the quarter and six months ended June 30, 1997 when compared to the quarter and six months ended June 30, 1996, respectively. The decreases were primarily the result of a decrease in tenant expense reimbursements at Park Plaza which resulted from billings to tenants to reconcile 1996 escalation charges, payable in 1997 being less than estimated. Also contributing to the decreases was a decline in base rental revenues at Park Plaza as a result of a decrease in the rates charged to new and renewing tenants. The decreases were partially offset by increases in base rental revenues at Ellis due to an increase in the average occupancy rate.

Property operating expenses increased $7,200 and $17,600 for the periods under comparison, respectively. The increases were primarily the result of an increase in personnel costs and utility costs at Ellis partially offset by a decrease in security costs at Park Plaza.

Real estate tax expense increased $9,500 for the six months ended June 30, 1997 when compared to the six months ended June 30, 1996. The increase was primarily due to a budgeted increase in taxes at Ellis.

Real estate tax expense decreased by $7,800 for the quarterly periods under comparison. The decrease was primarily due to the second quarter 1996 adjustment at Park Plaza to increase the estimated tax liability.

Repairs and maintenance expense increased $7,300 and $32,300 for the quarter and six months ended June 30, 1997 when compared to the quarter and six months ended June 30, 1996, respectively. The increase for the six month periods under comparison was primarily due to an increase in repairs to the HVAC units at Park Plaza and Ellis, together with an increase in cleaning costs at Park Plaza. The increase for the quarterly periods was primarily due to an increase in cleaning costs at Park Plaza partially offset by a decrease in repairs to the elevators at Ellis.

The Partnership's share of net income from Holiday decreased by $62,100 and $40,100 for the quarterly and six month periods under comparison, respectively. The decreases were primarily the result of an increase in depreciation and amortization expense which was the result of increases in improvements made to the property along with an increase in management fees which was the result of lease commissions paid to brokers being less in 1997 than 1996. Partially offsetting the increases was a decrease in the estimated Michigan single business tax.

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

                                                  Comparative
                                               Cash Flow Results
                                           For the Six Months Ended
                                             6/30/97       6/30/96
----------------------------------------------------------------------
Cash Flow (as defined in the Partnership
 Agreement)                                $  1,024,300  $  1,144,800
Less: Cash Flow from joint venture             (307,400)     (299,300)
Items of reconciliation:
 Decrease (increase) in current assets            2,400       (36,500)
 (Decrease) in current liabilities             (133,400)     (159,300)
----------------------------------------------------------------------
Net cash provided by operating activities  $    585,900  $    649,700
----------------------------------------------------------------------
Net cash provided by (used for) investing
 activities                                $  1,248,600  $ (4,203,200)
----------------------------------------------------------------------
Net cash (used for) financing activities   $ (1,544,900) $ (1,421,000)
----------------------------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $120,500 for the six months ended June 30, 1997 when compared to six months ended June 30, 1996 was primarily due to diminished operating results, exclusive of depreciation and amortization, as previously discussed.

The increase in the Partnership's cash of $289,600 for the six months ended June 30, 1997 was primarily the result of cash provided by sale proceeds, operating results and distributions received from the Partnership's equity investment in Holiday exceeding payments made for capital and tenant improvements and leasing costs and distributions paid to Partners. Liquid assets (including cash and cash equivalents) are comprised of amounts held for working capital purposes.

The decrease in net cash provided by operating activities of $63,800 for the six months ended June 30, 1997 when compared to the six months ended June 30, 1996 was primarily due to the decrease in operating results, excluding depreciation and amortization.

Net cash (used for) provided by investing activities changed from $(4,203,200) for the six months ended June 30, 1996 to $1,248,600 for the six months ended June 30, 1997. The change was primarily due to the receipt of proceeds from the sale of Southwest Freeway and distributions from the Partnership's equity investment in Holiday. Also contributing to the change was the 1996 increase in investments in debt securities.

The Partnership maintains working capital reserves to pay for capital expenditures such as capital and tenant improvement and leasing costs. During the six months ended June 30, 1997, the Partnership's consolidated properties spent $111,200 for capital and tenant improvements and leasing costs and has projected to spend approximately $100,000 and $75,000 at Ellis and Park Plaza, respectively, during the remainder of 1997. In addition, the Partnership spent $12,600 for capital and tenant improvements and leasing costs at Holiday and is projecting to spend approximately $200,000 during the remainder of 1997. Actual amounts expended in 1997 may vary depending on a number of factors including leasing activity and other market conditions throughout the year. The General Partner believes these expenditures are necessary to maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and prepare the remaining properties for eventual disposition.

The increase in net cash used for financing activities of $123,900 for the six months ended June 30, 1997 when compared to the six months ended June 30, 1996 was due primarily to an increase in distributions paid to Partners. Although cash flow distributions were reduced following the 1996 special distribution of Sales Proceeds, total distributions were greater in 1997 due to the special distribution of Southwest Freeway Sales Proceeds in 1997.

On February 18, 1997, the joint venture in which the Partnership owns a 25% interest completed the sale of Southwest Freeway. The Partnership's share of the net sales proceeds was $818,400. The Partnership distributed all of those Sales Proceeds, or $17.99 per Unit, on May 31, 1997, to Limited Partners of record as of February 18, 1997. For further information, see Note 3 in Notes to the Financial Statements.

The General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the capital and tenant improvements and leasing costs that may be necessary at the Partnership's properties during the next several years. As a result, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves for the six months ended June 30, 1997 amounted to $312,800.

Distributions to Limited Partners for the quarter ended June 30, 1997 were declared in the amount of $320,200, or $7.00 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts of cash for future distribution to Partners.

Based upon the current estimated value of its assets, net of its outstanding liabilities, together with its expected operating results and capital expenditure requirements, the General Partner believes that the Partnership's cumulative distributions to its Limited Partners from inception through the termination of the Partnership may be less than such Limited Partner's original Capital Contributions.

                           Part II OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K:

     (a)     Exhibits: None

     (b)     Reports on Form 8-K

There were no reports filed on Form 8-K during the quarter ended June 30, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.-3

                             By: FIRST CAPITAL FINANCIAL CORPORATION
                                 GENERAL PARTNER

Date:  August 14, 1997       By: /s/ DOUGLAS CROCKER II
       ---------------           --------------------------------------
                                      DOUGLAS CROCKER II
                                 President and Chief Executive Officer

Date:  August 14, 1997       By: /s/  NORMAN M. FIELD
       ---------------           --------------------------------------
                                      NORMAN M. FIELD
                                 Vice President - Finance and Treasurer