Form 10-Q
period 1997-09-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 3
filed 1997-11-13
CIK 757528

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                   September 30, 1997
                          ------------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                     to
                                    -------------------    ---------------------

     Commission File Number                           0-14122
                            ----------------------------------------------------


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

                                 Not applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                 September 30,
                                                     1997      December 31,
                                                  (Unaudited)      1996
---------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                             $ 1,662,900  $ 1,908,600
 Buildings and improvements                        17,271,500   17,789,600
---------------------------------------------------------------------------
                                                   18,934,400   19,698,200
Accumulated depreciation and amortization          (6,710,200)  (6,574,900)
---------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                    12,224,200   13,123,300
Cash and cash equivalents                           4,174,600    4,749,200
Investment in debt securities                         983,000
Restricted cash                                       100,000      100,000
Rents receivable                                       33,900       45,700
Investment in and loans to joint venture            5,495,300    5,852,800
Other assets                                           38,200       25,300
---------------------------------------------------------------------------
                                                  $23,049,200  $23,896,300
---------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses            $   404,100  $   392,300
 Due to Affiliates                                     41,200       74,600
 Distributions payable                                355,700      355,700
 Security deposits                                     52,100       61,900
 Other liabilities                                      7,400       47,500
---------------------------------------------------------------------------
                                                      860,500      932,000
---------------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                           (135,900)    (183,300)
 Limited Partners (45,737 Units issued and
  outstanding)                                     22,324,600   23,147,600
---------------------------------------------------------------------------
                                                   22,188,700   22,964,300
---------------------------------------------------------------------------
                                                  $23,049,200  $23,896,300
---------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 1997 (Unaudited) and the year ended December 31, 1996
(All dollars rounded to nearest 00s)

                                            General     Limited
                                            Partner    Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1996                                      $(183,300) $25,923,100  $25,739,800
Net income for the year ended December
 31, 1996                                    213,400    1,145,500    1,358,900
Distributions for the year ended December
 31, 1996                                   (213,400)  (3,921,000)  (4,134,400)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1996                                       (183,300)  23,147,600   22,964,300
Net income for the nine months ended
 September 30, 1997                          154,200      960,200    1,114,400
Distributions for the nine months ended
 September 30, 1997                         (106,800)  (1,783,200)  (1,890,000)
-------------------------------------------------------------------------------
Partners' (deficit) capital, September
 30, 1997                                  $(135,900) $22,324,600  $22,188,700
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s except per Unit amounts)

                                                             1997     1996
----------------------------------------------------------------------------
Income:
 Rental                                                    $718,000 $751,700
 Interest                                                    93,100  115,200
----------------------------------------------------------------------------
                                                            811,100  866,900
----------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                              175,000  176,100
 Property operating:
  Affiliates                                                 49,300   40,900
  Nonaffiliates                                             147,400  151,900
 Real estate taxes                                           60,200   73,200
 Insurance--Affiliate                                         6,600    9,200
 Repairs and maintenance                                    121,900  115,600
 General and administrative:
  Affiliates                                                  4,700   12,800
  Nonaffiliates                                              27,600   22,100
----------------------------------------------------------------------------
                                                            592,700  601,800
----------------------------------------------------------------------------
Income before income from participation in joint venture    218,400  265,100
Income from participation in joint venture                  108,500   62,600
----------------------------------------------------------------------------
Net income                                                 $326,900 $327,700
----------------------------------------------------------------------------
Net income allocated to General Partner                    $ 35,600 $ 35,600
----------------------------------------------------------------------------
Net income allocated to Limited Partners                   $291,300 $292,100
----------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (45,737
 Units outstanding)                                        $   6.37 $   6.39
----------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s except per Unit amounts)

                                                      1997       1996
------------------------------------------------------------------------
Income:
 Rental                                            $2,161,500 $2,293,600
 Interest                                             270,800    346,200
 Gain on sale of property                             245,400
------------------------------------------------------------------------
                                                    2,677,700  2,639,800
------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                        521,800    542,700
 Property operating:
  Affiliates                                          131,000    129,600
  Nonaffiliates                                       458,700    468,600
 Real estate taxes                                    234,100    244,700
 Insurance--Affiliate                                  20,500     27,400
 Repairs and maintenance                              356,600    329,200
 General and administrative:
  Affiliates                                           13,300     33,600
  Nonaffiliates                                       107,800    120,000
------------------------------------------------------------------------
                                                    1,843,800  1,895,800
------------------------------------------------------------------------
Income before income from participation in joint
 venture                                              833,900    744,000
Income from participation in joint venture            280,500    274,600
------------------------------------------------------------------------
Net income                                         $1,114,400 $1,018,600
------------------------------------------------------------------------
Net income allocated to General Partner            $  154,200 $  177,900
------------------------------------------------------------------------
Net income allocated to Limited Partners           $  960,200 $  840,700
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (45,737 Units outstanding)                        $    20.99 $    18.38
------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          1997         1996
--------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $ 1,114,400  $ 1,018,600
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                            521,800      542,700
  (Income) from participation in joint venture            (280,500)    (274,600)
  Gain on sale of property                                (245,400)
  Changes in assets and liabilities:
  Decrease in rents receivable                              11,800        6,900
  (Increase) decrease in other assets                      (12,900)       4,200
  Increase (decrease) in accounts payable and accrued
   expenses                                                 11,800      (71,900)
  (Decrease) in due to Affiliates                          (33,400)     (61,100)
  (Decrease) increase in other liabilities                 (40,100)       2,600
--------------------------------------------------------------------------------
   Net cash provided by operating activities             1,047,500    1,167,400
--------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements             (197,600)    (230,100)
 (Increase) in investments in debt securities             (983,000)  (3,462,000)
 (Increase) in restricted cash                                          (50,000)
 Proceeds from sale of property                            820,300
 Distributions from (contributions to) joint venture,
  net                                                      638,000      (25,000)
--------------------------------------------------------------------------------
   Net cash provided by (used for) investing
    activities                                             277,700   (3,767,100)
--------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                         (1,890,000)  (2,134,500)
 (Decrease) increase in security deposits                   (9,800)       4,800
--------------------------------------------------------------------------------
Net cash (used for) financing activities                (1,899,800)  (2,129,700)
--------------------------------------------------------------------------------
Net (decrease) in cash and cash equivalents               (574,600)  (4,729,400)
Cash and cash equivalents at the beginning of the
 period                                                  4,749,200    8,022,200
--------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $ 4,174,600  $ 3,292,800
--------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 1997
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 1997 are not necessarily indicative of the operating results for the year ending December 31, 1997.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to May 16, 1986, the Termination of the Offering, the General Partner is entitled to 10% of distributable Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner and, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to all Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the positive balance in its Capital Account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and third, the balance, if any, to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of

Partnership properties are allocated: first, after giving effect to any distributions of Sale Proceeds from the transaction to all Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and nine months ended September 30, 1997, the General Partner was entitled to a Partnership Management Fee, and accordingly, allocated Net Profits, of $35,600 and $106,800, respectively. In addition, the General Partner was also allocated Net Profits from the sale of Southwest Freeway of $47,400.

Fees and reimbursements paid and payable/(receivable) by the Partnership to/(from) Affiliates during the quarter and nine months ended September 30, 1997 were as follows:

                                                        Paid
                                                  ----------------
                                                            Nine   (Receivable)
                                                  Quarter  Months    Payable
-------------------------------------------------------------------------------
Property management and leasing fees              $44,300 $156,500   $(1,400)
Reimbursement of property insurance premiums, at
 cost                                               6,600   20,500      None
Real estate commissions (a)                                           40,200
Legal                                               2,700    9,000      None
Reimbursement of expenses at cost
 --Accounting                                       1,600    7,600     1,300
 --Investor communications                          1,400    4,900     1,100
-------------------------------------------------------------------------------
                                                  $56,600 $198,500   $41,200
-------------------------------------------------------------------------------

(a) As of September 30, 1997, the Partnership owed $40,200 to the General Partner for real estate commissions earned in connection with the sales of certain Partnership properties. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partner or any Affiliate a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial investment date) of 6% simple interest per annum on their Capital Investment.

3. PROPERTY SALE:

On February 18, 1997, the joint venture in which the Partnership owns a 25% interest consummated the sale of 3120 Southwest Freeway Office Building, located in Houston, Texas. The sale price was $3,425,000, of which the Partnership's share was $856,250. The Partnership's share of Sales Proceeds from this transaction was $820,300, which was net of closing expenses. The Partnership recorded a gain of $245,400 for financial reporting purposes in connection with this sale and distributed $822,800, or $17.99 per Unit, on May 31, 1997 to Limited Partners of record as of February 18, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's annual report for the year ended December 31, 1996 for a discussion of the Partnership's business.

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the quarters and nine months ended September 30, 1997 and 1996. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                               Comparative Operating Results (a)
                            For the Quarters   For the Nine Months
                                  Ended               Ended
                            9/30/97  9/30/96   9/30/97     9/30/96
--------------------------------------------------------------------
PARK PLAZA PROFESSIONAL BUILDING (50%)
Rental revenues             $400,900 $403,500 $1,175,000  $1,253,200
--------------------------------------------------------------------
Property net income         $ 50,400 $ 86,000 $  116,600  $  254,100
--------------------------------------------------------------------
Average occupancy                86%      83%        85%         84%
--------------------------------------------------------------------
ELLIS BUILDING (50%)
Rental revenues             $317,100 $293,100 $  956,400  $  875,300
--------------------------------------------------------------------
Property net income         $109,400 $ 91,700 $  328,600  $  288,000
--------------------------------------------------------------------
Average occupancy                98%      95%        97%         94%
--------------------------------------------------------------------
HOLIDAY OFFICE PARK NORTH AND SOUTH (50%)
Rental revenues             $469,600 $392,900 $1,253,200  $1,184,500
--------------------------------------------------------------------
Property net income         $108,500 $ 62,600 $  280,500  $  274,600
--------------------------------------------------------------------
Average occupancy                86%      85%        86%         84%
--------------------------------------------------------------------
3120 SOUTHWEST FREEWAY OFFICE BUILDING (25%)(B)
Rental revenues                      $ 55,200 $   30,100  $  159,100
--------------------------------------------------------------------
Property net income (loss)           $  1,200 $   (1,500) $    2,200
--------------------------------------------------------------------

(a) The above table excludes certain income and expense items which are not directly related to individual property operating results such as interest income, general and administrative expenses. The Partnership's share of results from its participation in a joint venture, treated on the equity method, is included above.
(b) The property was sold on February 18, 1997.

Unless otherwise disclosed, discussions of fluctuations between 1997 and 1996 refer to both the quarters and nine months ended September 30, 1997 and 1996.

Net income increased by $95,800 for the nine months ended September 30, 1997 when compared to the nine months ended September 30, 1996. The increase was primarily due to the gain recognized on the sale of 3120 Southwest Freeway Office Building ("Southwest Freeway") together with improved operating results at Ellis Building ("Ellis") and decreased general and administrative expenses, which were the result of lower personnel costs and accounting fees. The increase was partially offset by diminished operating results at Park Plaza Professional Building ("Park Plaza") and a decrease in interest earned on the Partnership's short-term investments due to a lesser amount of cash available for investment. The decrease in the amount of cash available for investment is the result of the Partnership's distribution of a portion of the previously retained Sales Proceeds in November 1996.

Net income decreased by $800 for the quarter ended September 30, 1997 when compared to the quarter ended September 30, 1996. The decrease was primarily the result of diminished operating results at Park Plaza, the absence of results from Southwest Freeway and a decrease in interest income. The decrease was almost completely offset by the improved operating results at Ellis and Holiday Office Park North and South ("Holiday").

Net income, exclusive of Southwest Freeway, increased by $1,500 and decreased by $145,900 for the quarter and nine months ended September 30, 1997 when compared to the quarter and nine months ended September 30, 1996, respectively.

The following comparative discussion excludes the results of Southwest Freeway.

Rental revenues increased by $21,400 or 3.1% and $2,900 or 0.1% for the quarter and nine months ended September 30, 1997 when compared to the quarter and nine months ended September 30, 1996, respectively. The increases were primarily due to increases in base rental revenues at Ellis due to an increase in the average occupancy rate. The increases were partially offset by a decline in base rental revenues at Park Plaza as a result of a decrease in the rates charged to new and renewing tenants. Also partially offsetting the increase for the nine month periods under comparison was a decrease in tenant expense reimbursements at Park Plaza resulting from billings to tenants to settle 1996 escalation charges payable in 1997 being less than estimated.

Property operating expenses increased by $23,900 and $41,400 for the periods under comparison, respectively. The increases were primarily the result of an increase in personnel costs at Ellis and Park Plaza together with an increase in security costs at Park Plaza.

Real estate tax expense decreased by $8,300 for the quarter ended September 30, 1997 when compared to the quarter ended September 30, 1996. The decrease was primarily due to a projected decrease in taxes at Park Plaza. Real estate tax expense remained relatively unchanged for the nine month periods under comparison.

Repairs and maintenance expense increased by $19,700 and $52,000 for the quarter and nine months ended September 30, 1997 when compared to the quarter and nine months ended September 30, 1996, respectively. The increases were primarily due to increases in repairs to the HVAC unit and in cleaning costs at Park Plaza. Partially offsetting the increases was a decrease in repairs to the elevators at Ellis.

The Partnership's equity share of net income from Holiday increased by $45,900 and $5,900 for the quarterly and nine month periods under comparison, respectively. The increases were primarily the result of increased rental income due to increases in tenant expense reimbursements. Also contributing to the increases was a decrease in the estimated business tax payable to the state of Michigan. Partially offsetting the increases were increases in depreciation and amortization expense which were the result of increases in improvements made to the property together with increases in management fees which were the result of lease commissions paid to brokers being less in 1997 than 1996.

To increase and/or maintain occupancy levels at the Partnership's properties, the General Partner, through its Affiliated asset and property management group, continues to take the following actions: 1) implementation of marketing programs, including hiring of third party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenants' leases and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) cold-calling other businesses and tenants in the market area and 5) providing rental concessions or competitively pricing rental rates depending on market conditions.

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

                                                            Comparative
                                                         Cash Flow Results
                                                        For the Nine Months
                                                               Ended
                                                        9/30/97      9/30/96
-------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)   $ 1,607,300  $ 1,694,800
Less: Cash Flow from joint venture                       (497,000)    (408,100)
Items of reconciliation:
 (Increase) decrease in current assets                     (1,100)      11,100
 (Decrease) in current liabilities                        (61,700)    (130,400)
-------------------------------------------------------------------------------
Net cash provided by operating activities             $ 1,047,500  $ 1,167,400
-------------------------------------------------------------------------------
Net cash provided by (used for) investing activities  $   277,700  $(3,767,100)
-------------------------------------------------------------------------------
Net cash (used for) financing activities              $(1,899,800) $(2,129,700)
-------------------------------------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $87,500 for the nine months ended September 30, 1997 when compared to nine months ended September 30, 1996 was primarily due to diminished operating results, exclusive of depreciation and amortization and the gain on the sale of Southwest Freeway, as previously discussed.

The decrease in the Partnership's cash of $574,600 for the nine months ended September 30, 1997 was primarily the result of investments in debt securities, payments made for capital and tenant improvements and leasing costs and distributions paid to Partners exceeding cash provided by sale proceeds, operating results and distributions received from the Partnership's equity investment in Holiday. Liquid assets (including cash, cash equivalents and investments in debt securities) are comprised of amounts held for working capital purposes.

The decrease in net cash provided by operating activities of $119,900 for the nine months ended September 30, 1997 when compared to the nine months ended September 30, 1996 was primarily due to the decrease in operating results, excluding depreciation and amortization.

Net cash (used for) provided by investing activities changed from $(3,767,100) for the nine months ended September 30, 1996 to $277,700 for the nine months ended September 30, 1997. The change was primarily due to the 1997 receipt of proceeds from the sale of Southwest Freeway and the increased 1997 distributions from the Partnership's equity investment in Holiday. Also contributing to the change was the variance in the amounts invested in debt securities during the periods under comparison. The increase in investments in debt securities is the result of the extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for working capital purposes or distributions to Limited Partners. These investments are of investment-grade and generally mature less than one year from their date of purchase.

The Partnership maintains working capital reserves to pay for capital expenditures such as capital and tenant improvement and leasing costs. During the nine months ended September 30, 1997, the Partnership's consolidated properties spent $197,600 for capital and tenant improvements and leasing costs and has projected to spend approximately $50,000 at Ellis during the remainder of 1997. In addition, the Partnership spent $71,800 for capital and tenant improvements and leasing costs at Holiday and is projecting to spend approximately $125,000 during the remainder of 1997. Actual amounts expended in 1997 may vary depending on a number of factors including leasing activity and other market conditions throughout the year. The General Partner believes that these expenditures are necessary to maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and prepare the remaining properties for eventual disposition.

The decrease in net cash used for financing activities of $229,900 for the nine months ended September 30, 1997 when compared to the nine months ended September 30, 1996 was due primarily to an decrease in distributions paid to Partners. Distributions were reduced following the 1996 special distribution of Sales Proceeds, which was greater than the 1997 distribution of Sales Proceeds from Southwest Freeway.

On February 18, 1997, the joint venture in which the Partnership owns a 25% interest completed the sale of Southwest Freeway. The Partnership's share of the net sales proceeds was $820,300. In connection with this sale the Partnership distributed $822,800, or $17.99 per Unit, on May 31, 1997 to Limited Partners of record as of February 18, 1997. For further information, see Note 3 in Notes to the Financial Statements.

The General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the capital and tenant improvements and leasing costs that may be necessary at the Partnership's properties during the next several years. As a result, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves for the nine months ended September 30, 1997 amounted to $540,100.

Distributions to Limited Partners for the quarter ended September 30, 1997 were declared in the amount of $320,100, or $7.00 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts of cash for future distribution to Partners.

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

                         PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K:
-----------------------------------------

     (a)  Exhibits: None

     (b)  Reports on Form 8-K:

          There were no reports filed on Form 8-K during the quarter ended September 30, 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 FIRST CAPITAL INSTITUTION REAL ESTATE, LTD. - 3

                                 By: FIRST CAPITAL FINANCIAL CORPORATION
                                     GENERAL PARTNER

Date: November 14, 1997          By: /s/  DOUGLAS CROCKER II
      -----------------              --------------------------------------
                                          DOUGLAS CROCKER II
                                     President and Chief Executive Officer


Date: November 14, 1997          By: /s/  NORMAN M. FIELD
      -----------------              --------------------------------------
                                          NORMAN M. FIELD
                                     Vice President - Finance and Treasurer