Form 10-K405
period 1997-12-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 3
filed 1998-03-30
CIK 757528

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended      December 31, 1997
                              ------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                   to
                                   -----------------    -----------------
                                                   0-14122
    Commission File Number         ---------------------------------------

               First Capital Institutional Real Estate, Ltd. - 3
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Florida                                           36-3330657
-------------------------------                        -------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

Two North Riverside Plaza, Suite 1000,
Chicago, Illinois                                             60606-2607
----------------------------------------               -------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code          (312) 207-0020
                                                       -------------------------
Securities registered pursuant to
Section 12(b) of the Act:                                        NONE
                                                       -------------------------
Securities registered pursuant to
Section 12(g) of the Act:                              Limited Partnership Units
                                                       -------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

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

The business of the Partnership is to invest primarily in existing, or to-be-developed income-producing real estate, such as shopping centers, warehouses and office buildings, and, to a lesser extent, in other types of income-producing real estate. From March 1986 to March 1989, the Partnership purchased 50% interests in three joint ventures and a 25% interest in one joint venture each with Affiliated partnerships. Two of the 50% joint ventures and the 25% joint venture were each formed for the purpose of acquiring a 100% interest in certain real property and one 50% joint venture was formed for the purpose of participating in a mortgage loan investment, which was recognized as of July 1, 1990 as being foreclosed in-substance and was recorded as two real property investments. In addition, in January 1987 the Partnership formed a joint venture with an Affiliated partnership (the "Joint Venture"), in which they are each 50% partners. The Joint Venture was formed for the purpose of entering into a limited partnership with an unaffiliated third party to which the Joint Venture contributed 75% of the total purchase price of a property in order to obtain a preferred majority interest in the limited partnership. All of the Partnership's joint ventures, prior to dissolution, are operated under the common control of First Capital Financial Corporation (the "General Partner"). Through December 31, 1996, the Partnership and its Affiliate have dissolved the 50% joint venture which was originally formed for the purpose of participating in a mortgage loan investment, as a result of the sale and/or disposition of the two real property investments. In addition, during 1997 the Partnership sold the property in the 25% joint venture together with a property in a 50% joint venture.

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

As of March 1, 1998 there were nine employees at the Partnership's properties for on-site property maintenance and administration.

ITEM 2.  PROPERTIES
-------  ----------

As of December 31, 1997, the Partnership owned through joint ventures, the following two properties, both of which were owned in fee simple.

                                                                         Net Leasable        Number of
             Property Name                         Location              Sq. Footage        Tenants (c)
---------------------------------------        -----------------         -----------        -----------

Office Buildings:
-----------------
Holiday Office Park North and South (d)        Lansing, Michigan          398,228              87 (1)

Ellis Building (50%)                           Sarasota, Florida          130,189              32 (3)

(a) For a discussion of significant operating results and major capital expenditures planned for the Partnership's properties refer to
     Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

(b) For Federal income tax purposes, the Partnership depreciates the portion of the acquisition costs of its properties allocable to real property (exclusive of land) and all improvements thereafter, over useful lives ranging from 19 years utilizing Accelerated Cost Recovery System to 40 years utilizing the straight-line method. The Partnership's portion of real estate taxes for Holiday Office Park North and South ("Holiday") and the Ellis Building ("Ellis") was $204,400 and $88,800, respectively, for the year ended December 31, 1997. In the opinion of the General Partner, the Partnership's properties are adequately insured and serviced by all necessary utilities.

(c) Represents the total number of tenants, as well as the number of tenants, in parenthesis, that individually occupy more than 10% of the net leasable square footage of the property.

(d) The Partnership owns a 50% interest in a joint venture which owns a 75% preferred majority interest in this property.

The following table presents each of the Partnership's properties' occupancy rates as of December 31 for each of the last five years:

    Property Name               1997              1996              1995              1994            1993
----------------------         ------            ------            ------            ------          ------
Holiday                         86%               85%               82%               73%              84%

Ellis                           99%               97%               93%               95%              86%

-------  ----------

The amounts in the following table represent each of the Partnership's properties' average annual rental rate per square foot for each of the last five years ended December 31 which were computed by dividing each property's base rental revenues by its average occupied square footage:


    Property Name              1997             1996             1995             1994             1993
----------------------      ---------        ----------       -----------      ----------       -----------
Ellis Building               $14.44            $13.96            $13.79           $13.32           $13.08

Holiday                      $ 9.09            $ 9.09            $ 8.86           $ 9.32           $ 8.57



The following table summarizes the principal provisions of the leases for the tenants which occupy ten percent or more of the rentable square footage at each of the Partnership's properties:



                                    Partnership's Share of per                                   Percentage of
                                    annum Base Rents (a) for                                         of Net            Renewal
                                --------------------------------------                              Leasable           Options
                                                        Final Twelve          Expiration             Square           (Renewal
                                                          Months of             Date of              Footage          Options /
                                       1998                 Lease                Lease              Occupied            Years)
                                ----------------     -----------------     ----------------     ----------------     -------------
Holiday
-------

Michigan Public Service
  Commission
  (state government            $        373,700     $         373,700          10/31/2000               18%               None
   administration)

Ellis
-----

NationsBank
  (bank)                       $        407,700     $         408,800            3/9/2001               43%                4/5

University Club
  (restaurant/banquet          $         50,300     $          50,300           4/28/2001               10%               None
   facility)
Paine Webber, Inc.             $        106,400     $         122,160           5/31/2004               10%               None
  (stockbrokers)


     (a) The Partnership's share of per annum base rents for each of the tenants listed above for each of the years between 1998 and the final twelve months of each of the above leases is no lesser or greater than the amounts listed in the above table.

The amounts in the following table represent the Partnership's portion of base rental income from leases in the year of expiration (assuming no lease renewals) for the Partnership's properties through the year ended December 31, 2004:

                          Number                                      Base Rents in Year          % of Total Base
     Year               of Tenants             Square Feet             of Expiration (a)             Rents (b)
--------------    --------------------    --------------------     -----------------------    --------------------

     1998                  40                    82,644                    $151,900                    6.31 %
     1999                  31                    68,544                    $191,800                    9.41 %
     2000                  18                   122,746                    $407,000                   25.25 %
     2001                  21                   149,114                    $225,400                   43.30 %
     2002                   7                    14,044                    $ 42,200                   15.60 %
     2003                   1                    19,069                    $ 26,500                   17.80 %
     2004                   1                    13,306                    $ 51,000                  100.00 %

     (a) Represents the Partnership's portion of base rents to be collected each year on expiring leases.

     (b) Represents the Partnership's portion of base rents to be collected each year on expiring leases as a percentage of the Partnership's portion of the total base rents to be collected on leases existing as of December 31, 1997.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

(a & b) The Partnership and its properties were not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 1997. Ordinary routine legal matters incidental to the business which are not deemed material were pursued during the quarter ended December 31, 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

(a,b,c & d)  None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER
         MATTERS

There has not been, nor is there expected to be, a public market for Units.

As of March 1, 1998, there were 6,624 Holders of Units.

ITEM 6. SELECTED FINANCIAL DATA

                                       For the Years Ended December 31,
                          -------------------------------------------------------------
                             1997        1996        1995         1994         1993
---------------------------------------------------------------------------------------
Total revenues            $ 3,328,800 $ 3,521,400 $ 3,671,800  $ 3,761,600  $ 3,916,100
Net income (loss)         $ 1,313,100 $ 1,358,900 $  (605,600) $(1,019,100) $ 1,032,000
Net income (loss)
 allocated to Limited
 Partners                 $ 1,124,000 $ 1,145,500 $  (854,900) $(1,159,500) $   977,900
Net income (loss)
 allocated to Limited
 Partners per Unit
 (45,737 Units
 outstanding) (a)         $     24.58 $     25.05 $    (18.69) $    (25.35) $     21.38
Total assets              $22,703,500 $23,896,300 $27,076,600  $30,120,200  $32,409,600
Distributions to Limited
 Partners per Unit
 (45,737 Units
 outstanding) (b)         $    223.49 $     85.73 $     53.00  $     30.67  $     29.05
Return of capital to
 Limited Partners per
 Unit (45,737 Units
 outstanding) (c)         $    198.91 $     60.68 $     53.00  $     30.67  $      7.67
OTHER DATA:
Investment in:
 Commercial rental
  properties (net of
  accumulated
  depreciation and
  amortization)           $ 3,887,200 $13,123,300 $13,525,100  $15,597,800  $19,577,300
Real estate joint
 venture                  $ 5,311,400 $ 5,852,800 $ 5,424,600  $ 5,960,100  $ 6,812,600
Number of real property
 interests owned at
 December 31                        2           4           4            4            5
---------------------------------------------------------------------------------------

(a) Net income allocated to Limited Partners per Unit for 1993 included an extraordinary gain on extinguishment of debt.
(b) Distributions to Limited Partners per Unit for the years ended December 31, 1997, 1996 and 1993 included Sale Proceeds of $195.49, $43.73 and $18.45, respectively.
(c) For the purposes of this table, return of capital represents either: 1) the amount by which distributions, if any, exceed net income for the respective year or 2) total distributions, if any, when the Partnership incurs a net loss for the respective year. Pursuant to the Partnership Agreement, Capital Investment is only reduced by distributions of Sale Proceeds. Accordingly, return of capital as used in the above table does not impact Capital Investment.

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by generally accepted accounting principles ("GAAP"):

                                       For the Years Ended December 31,
                          ---------------------------------------------------------------
                             1997         1996         1995         1994         1993
------------------------------------------------------------------------------------------
Cash Flow (as defined in
 the Partnership
 Agreement) (a)           $ 2,126,600  $ 2,273,500  $ 2,433,900  $ 2,425,700  $ 2,164,900
Items of reconciliation:
 (Cash Flow) from joint
  venture                    (719,500)    (574,700)    (490,900)    (493,000)    (471,800)
 Changes in current
  assets and
  liabilities:
  Decrease (increase) in
   current assets               2,800      (28,800)      (4,700)      69,200      162,700
  (Decrease) increase in
   current liabilities       (224,700)     (55,200)      98,700     (120,200)      38,500
------------------------------------------------------------------------------------------
Net cash provided by
 operating activities     $ 1,185,200  $ 1,614,800  $ 2,037,000  $ 1,881,700  $ 1,894,300
------------------------------------------------------------------------------------------
Net cash provided by
 (used for) investing
 activities               $ 9,683,500  $  (403,800) $    79,000  $ 1,880,200  $    31,000
------------------------------------------------------------------------------------------
Net cash (used for)
 financing activities     $(2,281,200) $(4,484,000) $(2,536,700) $(1,150,100) $(1,249,100)
------------------------------------------------------------------------------------------

(a) Cash Flow is defined in the Partnership Agreement as Partnership revenues earned from operations (excluding tenant deposits and proceeds from the sale or disposition of any Partnership properties), minus all expenses incurred (including Operating Expenses and any reserves of revenues from operations deemed reasonably necessary by the General Partner), except depreciation and amortization expenses, capital expenditures, lease acquisition expenditures and the General Partner's Partnership Management Fee.

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

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In 1992 the Partnership, in addition to being in the operation of properties phase, entered the disposition phase of its life cycle with the disposal of North Valley as a result of a conveyance of title to the mortgage holder in lieu of foreclosure. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales and dispositions. Partnership operating results are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer receives income generated from such real property interests. Through December 31, 1997, the Partnership and its Affiliate have dissolved the 50% joint venture which was originally formed for the purpose of participating in a mortgage loan investment as a result of the sale and/or disposition of three buildings at Wellington and the disposal of North Valley. During 1997, the Partnership dissolved its 25% joint venture interest and one of its 50% joint venture interests in connection with the sales of the properties owned by such joint ventures.

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the years ended December 31, 1997, 1996 and 1995. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                                Partnership's
                                   share of
                                 Comparative
                                  Operating
                                   Results
                                     (a)
                                   For the
                                    Years
                                    Ended
                                   December
                                     31,
                                ----------------------------------
                                   1997        1996        1995
-------------------------------------------------------------------
ELLIS BUILDING (50%)
Rental revenues                 $1,285,600  $1,182,700  $1,121,400
-------------------------------------------------------------------
Property net
 income (b)                     $  452,500  $  373,600  $  289,400
-------------------------------------------------------------------
Average occupancy                       98%         95%         93%
-------------------------------------------------------------------
HOLIDAY OFFICE PARK NORTH AND SOUTH (50%)
Rental revenues                 $1,679,500  $1,585,300  $1,410,400
-------------------------------------------------------------------
Property net
 income (b)                     $  423,600  $  383,300  $  279,000
-------------------------------------------------------------------
Average occupancy                       85%         84%         79%
-------------------------------------------------------------------
PARK PLAZA PROFESSIONAL BUILDING (50%) (C)
Rental revenues                 $1,533,400  $1,666,700  $1,699,300
-------------------------------------------------------------------
Property net
 income (b)                     $  114,300  $  327,400  $  395,700
-------------------------------------------------------------------
Average occupancy                       85%         84%         87%
-------------------------------------------------------------------
3120 SOUTHWEST FREEWAY OFFICE BUILDING (25%) (C)
Rental revenues                 $   27,600  $  219,300  $  235,700
-------------------------------------------------------------------
Property net (loss) income (b)  $   (4,300) $    7,900  $   15,000
-------------------------------------------------------------------
Average occupancy                                   85%         91%
-------------------------------------------------------------------

(a) The above table excludes certain income and expense items which are either not directly related to individual property operating results such as interest income and general and administrative expenses or are related to properties sold by the Partnership prior to the periods under comparison. The Partnership's share of results from its participation in the Joint Venture, treated on the equity method, is included above.
(b) Property net income excludes provisions for value impairment included in the Statement of Income and Expenses for the year ended December 31, 1995. See Note 8 of Notes to Financial Statements for additional information.
(c) This property was sold during 1997. Property net income (loss) excludes the gain (loss) on sale of property which was included in the Statement of Income and Expenses for the year ended December 31, 1997. For additional information, see Note 7 of Notes to Financial Statements.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 TO THE YEAR ENDED DECEMBER 31,
1996
Net income decreased by $45,800 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The decrease was primarily due to diminished operating results at Park Plaza Professional Building ("Park Plaza") prior to its sale and a decrease in interest earned on the Partnership's short-term investments due to a lesser amount being available for investment in 1997. The decrease in operating results at Park Plaza was primarily the result of a decline in rental revenues due to a decrease in rates charged to new and renewing tenants. Partially offsetting the decrease was the gain recorded on the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

sale of 3120 Southwest Freeway Office Building ("Southwest Freeway") and improved operating results at Ellis Building ("Ellis") and the Partnership's equity investment in Holiday Office Park North and South ("Holiday").

Net income exclusive of sold properties decreased by $4,000 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The decrease in interest earned on the Partnership's short-term investments was almost entirely offset by the improved operating results at Ellis and Holiday and a decrease in general and administrative expenses related to accounting services and salaries.

The following comparative discussion excludes the results of properties sold during 1997:

Rental revenues, excluding Holiday, increased by $102,900 or 8.7% for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The increase was primarily due to increases in the average occupancy, rates charged to new and renewing tenants and tenant expense reimbursements at Ellis.

Property operating expenses increased by $18,900 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The increase was primarily due to an increase in management fees resulting from the increase in revenues.

The Partnership's equity share of net income from Holiday increased by $40,300 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The increase was primarily the result of increased rental revenues due to an increase in tenant expense reimbursements. Partially offsetting the increase was an increase in depreciation and amortization expense which was the result of an increase in improvements made to the property together with an increase in leasing expense which was the result of lower capitalizable lease commissions paid to third-party brokers in 1997 than in 1996.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996 TO THE YEAR ENDED DECEMBER 31,
1995
Net results for the Partnership improved by $1,964,500 for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The improvement was primarily the result of $2,000,000 recorded as provisions for value impairment during 1995, which included $400,000 in the Partnership's equity interest in Holiday. Exclusive of provisions for value impairment, net income decreased by $35,500. The decrease was primarily the result of decreased interest income earned on the Partnership's short-term investments due to a decrease in the average amount invested and a decrease in the rates available on such investments. Also contributing to the decrease were diminished operating results at Park Plaza and Southwest Freeway. The decrease was partially offset by improved operating results at Ellis and Holiday.

Rental revenues remained relatively unchanged for the years under comparison. The increase in rental revenues at Ellis, which was due to an increase in occupancy, was offset by decreases at Park Plaza and Southwest Freeway, which were the result of decreases in the occupancy and base rental rates.

Depreciation and amortization decreased by $104,400 for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The decrease was primarily due to the effects of the provisions for value impairment recorded on all of the Partnership's properties during the year ended December 31, 1995.

Property operating expense increased by $53,200 for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The increase was primarily the result of increases in salaries and utility expense at Park Plaza along with an increase in utility expense at Ellis, partially offset by a decrease in advertising and promotion expense at Southwest Freeway.

Repairs and maintenance expense increased by $38,900 for the years under comparison. The primary factor which caused the increase was increased expenditures associated with the parking facility at Park Plaza and increased maintenance staff salaries at all of the Partnership's properties resulting from continuing efforts to improve the overall appearance and operating efficiency of the properties. Partially offsetting the increases was a decrease in repairs to the HVAC unit at Park Plaza.

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

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its properties. Notwithstanding the Partnership's objective relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. Cash Flow (as defined in the Partnership Agreement) is generally not equal to Partnership net income or cash flow as determined by GAAP, since certain items are

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

treated differently under the Partnership Agreement than under GAAP. The General Partner believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flow as determined by GAAP. The second table in Selected Financial Data includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

The decrease in Cash Flow (as defined in the Partnership Agreement) of $146,900 for the year ended December 31, 1997 when compared to year ended December 31, 1996 was primarily due to the decrease in operating results, predominately from the properties sold during 1997, exclusive of depreciation, amortization and gain on sale of property, as previously discussed, partially offset by improved cash flow at Holiday.

The increase in the Partnership's cash position of $8,587,500 during the year ended December 31, 1997 was primarily the result of the receipt of Sale Proceeds from the sale of Park Plaza which will be distributed to Limited Partners during 1998. Liquid assets (including cash and cash equivalents) of the Partnership are comprised of amounts held for working capital purposes and undistributed Sale Proceeds. The Partnership's undistributed share of cash and cash equivalents at Holiday approximated $88,700, as of December 31, 1997.

The decrease in net cash provided by operating activities of $429,600 for the year ended December 31, 1997 when compared to the year ended December 31, 1996 was primarily due to a decrease in operating results, excluding depreciation, amortization and gain on sale of property, as previously discussed. The decrease was also due to the timing of the payment of real estate taxes at Park Plaza. In connection with its sale in December 1997, real estate taxes due were settled at closing instead of in January of 1998 when they were payable to the taxing authority.

Net cash (used for) provided by investing activities changed from $(403,800) for the year ended December 31, 1996 to $9,683,500 for the year ended December 31, 1997. The change was primarily due to the receipt of Sale Proceeds from the sales of Park Plaza and Southwest Freeway during 1997. Also contributing to the change was an increase in distributions from the Partnership's equity investment in Holiday.

The Partnership maintains working capital reserves to pay for capital expenditures such as capital and tenant improvements and leasing costs. During the year ended December 31, 1997, the Partnership spent $241,800 for capital and tenant improvements and leasing costs and has budgeted to spend approximately $50,000 during 1998 at Ellis. In addition, the Partnership's share of amounts spent by Holiday during 1997 amounted to $85,900. The Partnership's share of amounts budgeted to be spent at Holiday in 1998 is approximately $200,000. Actual amounts expended may vary depending on a number of factors including leasing activity, other market conditions throughout the year and the possible sale of one or both of the properties. The General Partner believes these expenditures are necessary to maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and prepare the remaining properties for eventual disposition.

The decrease in net cash used for financing activities of $2,202,800 for the year ended December 31, 1997 when compared to the year ended December 31, 1996 was due primarily to a special Limited Partner distribution of Sales Proceeds in 1996 exceeding the Limited Partner distribution of Southwest Freeway Sale Proceeds in 1997.

On February 18, 1997, the joint venture in which the Partnership owns a 25% interest completed the sale of Southwest Freeway. The Partnership's share of the Sale Proceeds from this sale was $822,800. The Partnership distributed $822,800, or $17.99 per Unit, on May 31, 1997, to Limited Partners of record as of February 18, 1997. For further information, see Note 7 of Notes to Financial Statements.

On December 18, 1997, a joint venture in which the Partnership owns a 50% interest completed the sale of Park Plaza. The Partnership's share of Sale Proceeds from this sale was $8,140,000. The Partnership will distribute $8,118,300 or $177.50 per Unit, on May 31, 1998, to Limited Partners of record as of December 18, 1997. For further information, see Note 7 of Notes to Financial Statements.

The General Partner, on behalf of the Partnership, has contracted for substantially all of its business activities with certain principal entities for which computer programs were utilized. Each of these companies is financially responsible and have represented to management of the General Partner that they are taking appropriate steps for modifications needed to their respective systems to accommodate processing data by Year 2000. Accordingly, the Partnership anticipates incurring no material Year 2000 costs and is currently not aware of any material contingencies related to this matter.

The General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the anticipated capital and tenant improvements and leasing costs necessary to be made at the Partnership's properties during the next several years. For the year ended December 31, 1997, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves was $703,700.

Distributions to Limited Partners for the quarter ended December 31, 1997 were declared in the amount of $320,200 or $7.00 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, with the exception of the distribution of Sales Proceeds of $8,118,300 on May 31, 1998, there can be no assurance as to the amounts of cash for future distribution to Partners.

Based upon the current estimated value of its assets, net of its outstanding liabilities, together with its expected operating results and capital expenditure requirements, the General Partner believes that the Partnership's cumulative distributions to its Limited Partners from inception through the termination of the Partnership may be less than such Limited Partners original Capital Contributions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

The response to this item is submitted as a separate section of this report. See page A-1 "Index of Financial Statements, Schedule and Exhibits."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND ------- FINANCIAL DISCLOSURE
         ---------------------------------------------------------------

None.

                                   PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

(a) & (e)  DIRECTORS

     The Partnership has no directors. First Capital Financial Corporation ("FCFC") is the General Partner. The directors of FCFC, as of March 31, 1998, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in June 1998.

         Name                                                    Office
         ----                                                    ------

     Douglas Crocker II.......................................   Director
     Sheli Z. Rosenberg.......................................   Director

     Douglas Crocker II, 57, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the General Partner. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. Mr. Crocker is a member of the Board of Directors of Horizon Group, Inc. and Wellsford Real Properties, Inc. Mr. Crocker was an Executive Vice President of Equity Financial and Management Company ("EFMC") from November 1992 until March 31, 1997.

     Sheli Z. Rosenberg, 56, was President and Chief Executive Officer of the General Partner from December 1990 to December 1992 and has been a Director of the General Partner since September 1983; was Executive Vice President and General Counsel for EFMC from October 1980 to November 1994; has been President and Chief Executive Officer of Equity Group Investments, Inc. ("EGI") since November 1994; has been a Director of Great American Management and Investment Inc. ("Great American") since June 1984 and is a director of various subsidiaries of Great American. She is also a director of Anixter International Inc., American Classic Voyages Co., CVS Corporation, Illinova Corporation, Illinois Power Co., Jacor Communications, Inc. and Manufactured Home Communities, Inc. She is also a trustee of Equity Residential Properties Trust, Equity Office Properties Trust and Capital Trust. Ms. Rosenberg was a Principal of Rosenberg & Liebentritt, P.C., counsel to the Partnership, the General Partner and certain of their Affiliates from 1980 until September 1997. She had been Vice President of First Capital Benefit Administrators, Inc. ("Benefit Administrators") since July 22, 1987 until its liquidation in November 1995. Benefit Administrators filed for protection under the Federal Bankruptcy laws on January 3, 1995.

--------  --------------------------------------------------

     (b) & (e)  EXECUTIVE OFFICERS

     The Partnership does not have any executive officers. The executive officers of the General Partner as of March 31, 1998 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

          Name                                                               Office
          ----                                                               ------
     Douglas Crocker II.......................................President and Chief Executive Officer
     Donald J. Liebentritt....................................Vice President
     Norman M. Field..........................................Vice President - Finance and Treasurer

     PRESIDENT AND CEO- See Table of Directors above.

     Donald J. Liebentritt, 47, has been Vice President of the General Partner since July 1997 and is Executive Vice President and General Counsel of EGI, Vice President and Assistant Secretary of Great American and Principal and Chairman of the Board of Rosenberg & Liebentritt, P.C.

     Norman M. Field, 49, has been Vice President of Finance and Treasurer of the General Partner since February 1984, and also served as Vice President and Treasurer of Great American from July 1983 until March 1995. Mr. Field had been Treasurer of Benefit Administrators since July 22, 1987 until its liquidation in November 1995. Benefit Administrators filed for protection under the Federal Bankruptcy laws on January 3, 1995. He was Chief Financial Officer of Equality Specialties, Inc. ("Equality"), a subsidiary of Great American, from August 1994 to April 1995. Equality was sold in April 1995.

(d)  FAMILY RELATIONSHIPS

     There are no family relationships among any of the foregoing directors and officers.

(f)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     With the exception of the bankruptcy matter disclosed under Items 10 (a),
     (b) and (e), there are no involvements in certain legal proceedings among any of the foregoing directors and officers.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

(a,b,c & d) As stated in Item 10, the Partnership has no officers or directors. Neither the General Partner, nor any director or officer of the General Partner, received any direct remuneration from the Partnership during the year ended December 31, 1997. However, the General Partner and its Affiliates do compensate the directors and officers of the General Partner. For additional information see Item 13 Certain Relationships and Related Transactions.

(e)  None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

(a) As of March 1, 1998, no person owned of record or was known by the Partnership to own beneficially more than 5% of the Partnership's 45,737 Units then outstanding.

(b) The Partnership has no directors or executive officers as of March 1, 1998. The executive officers and directors of First Capital Financial Corporation, the General Partner, did not own any Units.

(c)  None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

(a) Affiliates of the General Partner provide leasing, supervisory and property management services to the Partnership. Compensation for these property management services may not exceed 6% of the gross receipts from the property being managed where the General Partner or Affiliates provide leasing, re-leasing, and/or leasing related services, or 3% of gross receipts where the General Partner or Affiliates do not perform leasing, re-leasing, and/or leasing related services for a particular property. For the year ended December 31, 1997, these Affiliates were entitled to leasing and property management fees of $189,100. In addition, other Affiliates of the General Partner were entitled to receive $43,300 for fees, compensation and reimbursements from the Partnership for personnel, mailing, insurance and other miscellaneous services. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. A total of $700 of these amounts was due to Affiliates as of December 31, 1997.

     As of December 31, 1997, $40,200 was due to the General Partner for real estate commissions earned in connection with the disposition and sale of Partnership property. These commissions have been accrued but not paid. Under the terms of the Partnership Agreement, these commissions will not be paid until such time as the Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow which has been distributed to Limited Partners) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

     Subsequent to May 16, 1986, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement) as its Partnership Management Fee. This fee is to be paid on a quarterly basis and any amounts not paid in any year may be deferred and paid in subsequent years subject to certain limitations set forth in the Partnership Agreement.

     In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner and, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to all Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the

--------  ----------------------------------------------

     positive balance in its Capital Account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and third, the balance, if any, to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale Proceeds from the transaction to all Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the year ended December 31, 1997, the General Partner was paid a Partnership Management Fee of $142,300, and was allocated Net Profits of $189,100 which included $46,800 from the sale of two Partnership properties.

(b) Rosenberg & Liebentritt, P.C. ("Rosenberg"), serves as legal counsel to the Partnership, the General Partner and certain of their Affiliates. Donald J. Liebentritt, Vice President, is a Principal and Chairman of the Board of Rosenberg. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. Total legal fees earned by Rosenberg for the year ended December 31, 1997 were $29,200, of which $17,500 was due as of December 31, 1997.

(c)  No management person is indebted to the Partnership.


(d)  None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------

(a,c & d) (1,2 & 3) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b)  Reports on Form 8-K:

A report filed on December 30, 1997, reporting the sale of Park Plaza.

                                  SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 3


                               BY:  FIRST CAPITAL FINANCIAL CORPORATION
                                    GENERAL PARTNER


Dated:  March 31, 1998         By: /s/ DOUGLAS CROCKER II
        ---------------            -----------------------------
                                       DOUGLAS CROCKER II
                                    President and Chief Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DOUGLAS CROCKER II          March 31, 1998          President, Chief Executive Officer and
--------------------------      --------------          Director of the General Partner
    DOUGLAS CROCKER II

/s/ SHELI Z. ROSENBERG          March 31, 1998          Director of the General Partner
--------------------------      --------------
    SHELI Z. ROSENBERG

/s/ DONALD J. LIEBENTRITT       March 31, 1998          Vice President
--------------------------      --------------
    DONALD J. LIEBENTRITT

/s/  NORMAN M. FIELD            March 31, 1998          Vice President - Finance and Treasurer
--------------------------      --------------
     NORMAN M. FIELD

             INDEX OF FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

               FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

                                                                                          Pages
                                                                                       ------------
Report of Independent Auditors                                                             A-2

Balance Sheets as of December 31, 1997 and 1996                                            A-3

Statements of Partners' Capital for the Years Ended                                        A-3
 December 31, 1997, 1996 and 1995

Statements of Income and Expenses for the Years                                            A-4
  Ended December 31, 1997, 1996 and 1995

Statements of Cash Flows for the Years Ended                                               A-4
 December 31, 1997, 1996 and 1995


Notes to Financial Statements                                                          A-5 to A-7

SCHEDULE FILED AS PART OF THIS REPORT

III - Real Estate and Accumulated Depreciation as of December 31, 1997                 A-8 and A-9

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

EXHIBIT (10)  Material Contracts

Purchase and Sale Agreement and Closing Documents for the sale of Park Plaza filed as an exhibit to the Partnership's Report on form 8-K filed on December 30, 1997 is incorporated herein by reference.

EXHIBIT (13)  Annual Report to Shareholders

The 1996 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the commission.

EXHIBIT (27)  Financial Data Schedule

                        REPORT OF INDEPENDENT AUDITORS



Partners
First Capital Institutional Real Estate, Ltd. - 3
Chicago, Illinois


We have audited the accompanying balance sheets of First Capital Institutional Real Estate, Ltd. - 3 as of December 31, 1997 and 1996, and the related statements of income and expenses, partners' capital and cash flows for each of the three years in the period ended December 31, 1997, and the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Institutional Real Estate, Ltd. - 3 at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                        Ernst & Young LLP


Chicago, Illinois
March 9, 1998

BALANCE SHEETS
December 31, 1997 and 1996
(All dollars rounded to nearest 00s)

                                                    1997         1996
--------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                            $   860,000  $ 1,908,600
 Buildings and improvements                        5,464,700   17,789,600
--------------------------------------------------------------------------
                                                   6,324,700   19,698,200
 Accumulated depreciation and amortization        (2,437,500)  (6,574,900)
--------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                    3,887,200   13,123,300
Cash and cash equivalents                         13,336,700    4,749,200
Restricted cash                                      100,000      100,000
Rents receivable                                      11,600       45,700
Investment in and loans to joint venture           5,311,400    5,852,800
Other assets                                          56,600       25,300
--------------------------------------------------------------------------
                                                 $22,703,500  $23,896,300
--------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses           $   163,900  $   392,300
 Due to Affiliates                                    73,000       74,600
 Security deposits                                    26,400       61,900
 Other liabilities                                    52,800       47,500
 Distributions payable                             8,474,000      355,700
--------------------------------------------------------------------------
                                                   8,790,100      932,000
--------------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                          (136,500)    (183,300)
 Limited Partners
  (45,737 Units issued and outstanding)           14,049,900   23,147,600
--------------------------------------------------------------------------
                                                  13,913,400   22,964,300
--------------------------------------------------------------------------
                                                 $22,703,500  $23,896,300
--------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 1997, 1996 and 1995
(All dollars rounded to nearest 00s)

                                            General     Limited
                                            Partner    Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1995                           $(163,300) $29,202,100  $29,038,800
Net income (loss) for the year ended
 December 31, 1995                           249,300     (854,900)    (605,600)
Distributions for the year ended December
  1, 1995                                   (269,300)  (2,424,100)  (2,693,400)
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1995                          (183,300)  25,923,100   25,739,800
Net income for the year ended
 December 31, 1996                           213,400    1,145,500    1,358,900
Distributions for the year ended
 December 31, 1996                          (213,400)  (3,921,000)  (4,134,400)
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1996                          (183,300)  23,147,600   22,964,300
Net income for the year ended
 December 31, 1997                           189,100    1,124,000    1,313,100
Distributions for the year ended
 December 31, 1997                          (142,300) (10,221,700) (10,364,000)
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1997                         $(136,500) $14,049,900  $13,913,400
-------------------------------------------------------------------------------

   The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 1997, 1996 and 1995
(All dollars rounded to nearest 00s except per Unit amounts)

                                                1997         1996        1995
---------------------------------------------------------------------------------
Income:
 Rental                                      $ 2,846,600  $3,074,700  $3,075,900
 Interest                                        298,700     446,700     595,900
 Net gain on sales of property                   183,500
---------------------------------------------------------------------------------
                                               3,328,800   3,521,400   3,671,800
---------------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                   701,100     723,200     827,600
 Property operating:
  Affiliates                                     210,300     178,800     182,300
  Nonaffiliates                                  588,200     639,200     582,500
 Real estate taxes                               301,400     334,100     332,800
 Insurance-Affiliate                              27,200      36,500      24,900
 Repairs and maintenance                         463,800     448,900     410,000
 General and administrative:
  Affiliates                                      19,400      36,200      44,100
  Nonaffiliates                                  127,900     148,900     152,200
 Provisions for value impairment                                       1,600,000
---------------------------------------------------------------------------------
                                               2,439,300   2,545,800   4,156,400
---------------------------------------------------------------------------------
Income (loss) before income (loss) from
 participation in joint venture                  889,500     975,600    (484,600)
Income (loss) from participation in joint
 venture                                         423,600     383,300    (121,000)
---------------------------------------------------------------------------------
Net income (loss)                            $ 1,313,100  $1,358,900  $ (605,600)
---------------------------------------------------------------------------------
Net income allocated to General Partner      $   189,100  $  213,400  $  249,300
---------------------------------------------------------------------------------
Net income (loss) allocated to Limited
 Partners                                    $ 1,124,000  $1,145,500  $ (854,900)
---------------------------------------------------------------------------------
Net income (loss) allocated to Limited
 Partners per Unit (45,737 Units
 outstanding)                                $     24.58  $    25.05  $   (18.69)
---------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 1997, 1996 and 1995
(All dollars rounded to nearest 00s)

                                                1997         1996        1995
---------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                           $ 1,313,100  $1,358,900  $ (605,600)
 Adjustments to reconcile net income (loss)
  to net cash provided
  by operating activities:
  Depreciation and amortization                  701,100     723,200     827,600
  Provisions for value impairment                                      1,600,000
  Net (income) loss from participation in
   joint venture                                (423,600)   (383,300)    121,000
  Net gain on sales of property                 (183,500)
  Changes in assets and liabilities:
   Decrease (increase) in rents receivable        34,100     (16,100)     (4,800)
   (Increase) decrease in other assets           (31,300)    (12,700)        100
   (Decrease) increase in accounts payable
    and accrued expenses                        (228,400)    (77,000)    109,300
   (Decrease) in due to Affiliates                (1,600)    (21,300)    (11,500)
   Increase in other liabilities                   5,300      43,100         900
---------------------------------------------------------------------------------
    Net cash provided by operating
     activities                                1,185,200   1,614,800   2,037,000
---------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from the sales of property           8,960,300
 Payments for capital and tenant improvement    (241,800)   (321,400)   (354,900)
 Distributions from (contributions to) joint
  venture, net                                   965,000     (44,900)    433,900
 (Increase) in restricted cash                               (37,500)
---------------------------------------------------------------------------------
    Net cash provided by (used for)
     investing activities                      9,683,500    (403,800)     79,000
---------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners               (2,245,700) (4,490,200) (2,540,900)
 (Decrease) increase in security deposits        (35,500)      6,200       4,200
---------------------------------------------------------------------------------
    Net cash (used for) financing activities  (2,281,200) (4,484,000) (2,536,700)
---------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
 equivalents                                   8,587,500  (3,273,000)   (420,700)
Cash and cash equivalents at the beginning
 of the year                                   4,749,200   8,022,200   8,442,900
---------------------------------------------------------------------------------
Cash and cash equivalents at the end of the
 year                                        $13,336,700  $4,749,200  $8,022,200
---------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
December 31, 1997

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

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). The Partnership utilizes the accrual method of accounting. Under this method, revenues are recorded when earned and expenses are recorded when incurred.

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

Investment in and loans to joint venture includes the recording of the Partnership's interest, under the equity method of accounting, in a joint venture, with an Affiliated partnership. The joint venture acquired a preferred majority interest in a limited partnership with the seller of the Lansing, Michigan property ("Holiday"). Under the equity method of accounting, the Partnership recorded its initial interest at cost and adjusts its investment account for its share of income or loss and distributions of cash flow (as defined in the limited partnership agreement). For further information, see
Note 3.

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

The Partnership evaluates its rental properties for impairment when conditions exist which may indicate that it is probable that the sum of the expected future cash flows (undiscounted) from a property is less than its carrying value. Upon determination that an impairment has occurred, the carrying basis in the rental property is reduced to estimated fair value. Except as disclosed in Note 8, the General Partner was not aware of any indicator that would result in a significant impairment loss during the periods reported.

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

The Partnership's financial statements include financial instruments, including receivables, trade liabilities and investment in joint venture. The Partnership considers the disclosure of the fair value of its investment in joint venture to be impracticable due to the illiquid nature of its investment. The fair value of financial instruments, including cash and cash equivalents, was not materially different from their carrying value at December 31, 1997 and 1996.

Certain reclassifications have been made to the previously reported 1996 and 1995 statements in order to provide comparability with the 1997 statements. These reclassifications have no effect on net income (loss) or Partners' (deficit) capital.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to May 16, 1986, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner and, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to all Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the positive balance in its Capital Account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and third, the balance, if any, to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale Proceeds from the transaction to all Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the year ended December 31, 1997, the General Partner was paid a Partnership Management Fee of $142,300 and was allocated Net Profits of $189,100 which included $46,800 from the sale of two of the Partnership's properties. For the year ended December 31, 1996, the General Partner was paid a Partnership Management Fee and was allocated Net Profits of $213,400. For the year ended December 31, 1995, the General Partner was paid to a Partnership Management Fee of $269,300 and was allocated Net Profits of $249,300, which included a (loss) from provisions for value impairment of $(20,000).


Fees and reimbursements paid and payable by the Partnership to Affiliates during the years ended December 31, 1997, 1996 and 1995 were as follows:

                                     For the Years Ended December 31,
                            --------------------------------------------------
                                  1997             1996             1995
                            ---------------- ---------------- ----------------
                              Paid   Payable   Paid   Payable   Paid   Payable
------------------------------------------------------------------------------
Property management and
 leasing fees               $205,900 $14,600 $191,600 $31,400 $191,500 $48,400
Real estate commissions
 (a)                            None  40,200     None  40,200     None  40,200
Reimbursement of property
 insurance premiums, at
 cost                         27,200    None   36,500    None   24,900    None
Legal                         12,300  17,500    5,600     600    8,100    None
Reimbursement of expenses,
 at cost:
 --Accounting                 11,300     500   27,200   2,000   19,500   5,300
 --Investor communication      6,500     200   11,800     400   21,900   2,000
 --Other                        None    None      200    None    1,000    None
------------------------------------------------------------------------------
                            $263,200 $73,000 $272,900 $74,600 $266,900 $95,900
------------------------------------------------------------------------------

(a) As of December 31, 1997, $40,200 was due to the General Partner for real estate commissions earned in connection with the sales of Partnership properties. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partner or any Affiliate a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow, as defined in the Partnership Agreement, which has been distributed to the Limited Partners from the initial investment date) of 6% simple interest per annum on their Capital Investment.

On-site property management for the Partnership's properties is provided by an Affiliate of the General Partner for a fee equal to 3% of gross rents received from the properties. The Affiliate is entitled to leasing fees equal to 3% of gross rents received, reduced by leasing fees paid to third parties up to but not exceeding the 3% leasing fee.

3. INVESTMENT IN JOINT VENTURE:

A summary of the financial information for First Capital Lansing Properties Limited Partnership ("Lansing"), which owns Holiday, as of and for the year ended December 31, 1997 is as follows:

             ASSETS
             Investment property, net of
              accumulated depreciation and
              amortization                          $10,270,300
             Cash and cash equivalents                  177,500
             Rents receivable                            83,700
             Due from Affiliates                          2,700
             Other assets                               498,100
                  ---------------------------------------------
                                                    $11,032,300
                  ---------------------------------------------
             LIABILITIES AND PARTNERS' CAPITAL
             Accounts payable and accrued expenses  $   313,100
             Security deposits                           27,500
             Other liabilities                           68,900
             Partners' capital                       10,622,800
                  ---------------------------------------------
                                                    $11,032,300
                  ---------------------------------------------
             STATEMENT OF INCOME AND EXPENSES
             Total revenues                         $ 3,412,000
                  ---------------------------------------------
             Expenses:
              Property operating                      1,972,900
              Depreciation and amortization             591,900
                  ---------------------------------------------
             Total expenses                           2,564,800
                  ---------------------------------------------
             Net income                             $   847,200
                  ---------------------------------------------

The information presented above represents 100% of the activity of Holiday. The Partnership owns a 50% interest in Lansing, which owns a 75% preferred interest in Holiday.

4. FUTURE MINIMUM RENTALS:

The Partnership's share of future minimum rental income due on noncancelable leases as of December 31, 1997 was as follows:

                    1998        $2,409,100
                    1999         2,039,100
                    2000         1,612,100
                    2001           520,600
                    2002           270,700
                    Thereafter     199,900
                             -------------
                                $7,051,500
                             -------------

The Partnership is subject to the usual business risks associated with the collection of the above scheduled rentals. In addition to the amounts scheduled above, the Partnership expects to receive rental revenue from operating expense and real estate tax reimbursements.

5. RESTRICTED CASH:

Restricted cash includes Eurodollar investments which have been pledged as collateral for utility deposits for Houston Lighting & Power Company and Florida Lighting and Power Company. In March 1998, the amount pledged as collateral for Houston Lighting and Power Company was released in connection with the December 1997 sale of Park Plaza.

6. INCOME TAX:

The Partnership utilizes the accrual basis of accounting for both tax reporting and financial statement purposes. Financial statement results will differ from tax results due to the use of differing depreciation lives and methods, the recognition of rents received in advance as taxable income, the use of differing methods in computing the gain on sale of property and the Partnership's provisions for value impairment. The net (loss) for tax reporting purposes was $(1,500,100) for the year ended December 31, 1997. The aggregate cost of commercial rental property for income tax purposes at December 31, 1997 was $7,824,700.

7. PROPERTY SALES:

On February 18, 1997, the joint venture in which the Partnership owns a 25% interest consummated the sale of 3120 Southwest Freeway Office Building, located in Houston, Texas. The sale price was $3,425,000, of which the Partnership's share was $856,250. The Partnership's share of Sale Proceeds from this transaction was $820,300, which was net of closing expenses. The Partnership recorded a gain of $245,400 for financial reporting purposes in connection with this sale and distributed $822,800 or $17.99 per Unit, on May 31, 1997 to Limited Partners of record as of February 18, 1997. The Partnership reported a loss for tax reporting purposes of $165,800 for the year ended December 31, 1997 in connection with this sale.

On December 18, 1997, a joint venture in which the Partnership owns a 50% interest consummated the sale of Park Plaza Professional Building, located in Houston, Texas. The sale price was $16,900,000, of which the Partnership's share was $8,450,000. The Partnership's share of Sale Proceeds from this transaction was $8,140,000, which was net of actual and estimated closing expenses. The Partnership reported a loss of $61,900 for financial reporting purposes in connection with this sale and intends to distribute $8,118,300 or $177.50 a Unit, on May 31, 1998 to Limited Partners of record as of December 18, 1997. The Partnership reported a loss for tax reporting purposes of $2,606,400 for the year ended December 31, 1997 in connection with this sale.

The above transactions were all-cash sales, with no further involvement on the part of the Partnership.

8. PROVISIONS FOR VALUE IMPAIRMENT:

Due to regional factors and other matters affecting the Partnership's properties, there was uncertainty as to the Partnership's ability to recover the net carrying basis of certain of its properties during their remaining estimated holding periods. Accordingly, it was deemed appropriate to reduce the bases of certain properties in the Partnership's financial statements during the year ended December 31, 1995. The provisions for value impairment were considered non-cash events for the purposes of the Statements of Cash Flow and were not utilized in the determination of Cash Flow (as defined in the Partnership Agreement). The following is a summary of the provisions for value impairment reported by the Partnership for the year ended December 31, 1995:

             Property
                  ---------------------------------------
             Ellis Building                    $  500,000
             Park Plaza Professional Building     900,000
             3120 Southwest Freeway               200,000
                  ---------------------------------------
                                               $1,600,000
                  ---------------------------------------

The joint venture which owns Holiday recorded a provision for value impairment in the amount of $800,000 for the year ended December 31, 1995. This provision was allocated to the general partners of the joint venture. Accordingly, the Partnership's share of this provision was $400,000 and was reflected in the net loss from participation in joint venture.

               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 3

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1997

  Column A                         Column C                   Column D                              Column E
------------                -----------------------   -------------------------      --------------------------------------
                                  Initial cost            Costs capitalized                    Gross amount carried
                                 to Partnership       subsequent to acquisition                 at close of period
                            -----------------------   -------------------------      ---------------------------------------
                                        Buildings                                                  Buildings
                                           and         Improve-        Carrying                       and
Description                   Land     Improvements     ments          Costs(1)         Land      Improvements  Total (2)(3)
-----------                 --------   ------------   ----------       --------      ----------   ------------- ------------
Office Buildings:


Ellis Building
 (Sarasota, FL)
 (50% interest)             $860,000   $5,405,600   $1,533,200       $25,900         $860,000   $5,464,700   $6,324,700(4)
                            ========   ==========   ==========       =======         ========   ==========   ==========


                                  Column F                Column G      Column H       Column I
                                ------------            ------------   ------------  ------------
                                                                                      Life on
                                                                                       which
                                                                                    depreciation
                                                                                     in latest
                                Accumulated               Date                         income
                                Depreciation             of con-          Date       statement
                                    (2)                 struction       Acquired    is computed
                                ------------            ---------       --------    -----------



Ellis Building
 (Sarasota, FL)                                                                        35(5)
 (50% interest)                  $2,437,500               1969              3/86      3-10(6)
                                 ==========

Column B - Not Applicable.

                 See accompanying notes on the following page.

               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 3

                             NOTES TO SCHEDULE III



Note 1.   Consists of legal fees, appraisal fees, title costs and other related professional fees.

Note 2.   The following is a reconciliation of activity in columns E and F.


                           December 31, 1997                       December 31, 1996                   December 31, 1995
                       --------------------------           ------------------------------       --------------------------
                                     Accumulated                              Accumulated                       Accumulated
                          Cost      Depreciation                Cost         Depreciation            Cost      Depreciation
                       ----------   ------------            ------------     ------------        ----------    ------------
Balance at
  beginning
  of year             $19,698,200    $ 6,574,900             $19,376,800      $ 5,851,700       $20,621,900       $5,024,100

Additions
  during year:

  Improve-
    ments                 241,800                                321,400                            354,900

  Provisions for
    depreciation                         701,100                                  723,200                            827,600

Deductions
  during year:

  Basis of
    real estate
    disposed          (13,615,300)

  Accumulated
    depreciation
    of real
    estate
    disposed                          (4,838,500)

  Provisions
    for value
    impairment                                                                                    (1,600,000)
                      -----------     ----------             -----------      ------------        ----------    -----------

Balance at
 end of year          $ 6,324,700     $2,437,500             $19,698,200       $ 6,574,900       $19,376,800     $5,851,700
                      ===========     ==========             ===========       ===========       ===========     ==========

Note 3.   The aggregate cost for Federal income tax purposes at December 31, 1997 is $7,824,700.

Note 4.   Includes provisions for value impairment of $1,500,000.

Note 5.   Estimated useful life of building.

Note 6.   Estimated useful life of improvements.
