Form 10-Q
period 1998-03-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 3
filed 1998-05-14
CIK 757528

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the period ended                          March 31, 1998
                                   ---------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ____________________ to _____________________

    Commission File Number                           0-14122
                                   ---------------------------------------------


               First Capital Institutional Real Estate, Ltd. - 3
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Florida                                               36-3330657
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

Two North Riverside Plaza, Suite 1000, Chicago, Illinois         60606-2607
--------------------------------------------------------     -------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X    No  _____
                                         -----

Documents incorporated by reference:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the definitive Prospectus dated January 17, 1985, included in the Registrant's Registration Statement on Form S-11, is incorporated herein by reference in Part I of this report.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                March 31,
                                                  1998      December 31,
                                               (Unaudited)      1997
------------------------------------------------------------------------
ASSETS
Investment in commercial rental property:
 Land                                          $   860,000  $   860,000
 Buildings and improvements                      5,465,500    5,464,700
------------------------------------------------------------------------
                                                 6,325,500    6,324,700
Accumulated depreciation and amortization       (2,497,500)  (2,437,500)
------------------------------------------------------------------------
 Total investment property, net of accumulated
  depreciation and amortization                  3,828,000    3,887,200
Cash and cash equivalents                        3,718,000   13,336,700
Investments in debt securities                   9,896,900
Restricted cash                                     50,000      100,000
Rents receivable                                    11,200       11,600
Investment in and loans to joint venture         5,105,900    5,311,400
Other assets                                        41,700       56,600
------------------------------------------------------------------------
                                               $22,651,700  $22,703,500
------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses         $   129,800  $   163,900
 Due to Affiliates                                  75,100       73,000
 Distributions payable                           8,474,000    8,474,000
 Security deposits                                  28,800       26,400
 Other liabilities                                  58,400       52,800
------------------------------------------------------------------------
                                                 8,766,100    8,790,100
------------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                        (136,500)    (136,500)
 Limited Partners (45,737 Units issued and
  outstanding)                                  14,022,100   14,049,900
------------------------------------------------------------------------
                                                13,885,600   13,913,400
------------------------------------------------------------------------
                                               $22,651,700  $22,703,500
------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 1998 (Unaudited) and the year ended December 31, 1997
(All dollars rounded to nearest 00s)

                                      General     Limited
                                      Partner     Partners       Total
--------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1997                     $(183,300) $ 23,147,600  $22,964,300
Net income for the year ended
 December 31, 1997                     189,100     1,124,000    1,313,100
Distributions for the year ended
 December 31, 1997                    (142,300)  (10,221,700) (10,364,000)
--------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1997                    (136,500)   14,049,900   13,913,400
Net income for the quarter ended
 March 31, 1998                         35,600       292,300      327,900
Distributions for the quarter ended
 March 31, 1998                        (35,600)     (320,100)    (355,700)
--------------------------------------------------------------------------
Partners' (deficit) capital,
 March 31, 1998                      $(136,500) $ 14,022,100  $13,885,600
--------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                             1998     1997
-----------------------------------------------------------------------------
Income:
 Rental                                                    $314,200 $ 739,400
 Interest                                                   184,500    84,700
 Gain on sale of property                                             249,900
-----------------------------------------------------------------------------
                                                            498,700 1,074,000
-----------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                               60,000   172,700
 Property operating:
  Affiliates                                                 16,500    36,500
  Nonaffiliates                                              84,600   160,800
 Real estate taxes                                           23,600    88,200
 Insurance--Affiliate                                         3,100     8,400
 Repairs and maintenance                                     49,400   123,400
 General and administrative:
  Affiliates                                                  5,900     5,400
  Nonaffiliates                                              37,700    39,500
-----------------------------------------------------------------------------
                                                            280,800   634,900
-----------------------------------------------------------------------------
Net income before income from participation in joint
 venture                                                    217,900   439,100
Income from participation in joint venture                  110,000    82,800
-----------------------------------------------------------------------------
Net income                                                 $327,900 $ 521,900
-----------------------------------------------------------------------------
Net income allocated to General Partner                    $ 35,600 $  87,500
-----------------------------------------------------------------------------
Net income allocated to Limited Partners                   $292,300 $ 434,400
-----------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (45,737
 Units outstanding)                                        $   6.39 $    9.50
-----------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          1998        1997
------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $  327,900  $  521,900
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                            60,000     172,700
  (Income) from participation in joint venture           (110,000)    (82,800)
  Gain on sale of property                                           (249,900)
  Changes in assets and liabilities:
   Decrease (increase) in rents receivable                    400     (17,500)
   Decrease (increase) in other assets                     14,900     (14,800)
   (Decrease) in accounts payable and accrued expenses    (34,100)   (138,500)
   Increase (decrease) in due to Affiliates                 2,100     (24,300)
   Increase (decrease) in other liabilities                 5,600     (40,800)
------------------------------------------------------------------------------
    Net cash provided by operating activities             266,800     126,000
------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements                (800)    (38,000)
 (Increase) in investments in debt securities          (9,896,900) (1,273,300)
 Decrease in restricted cash                               50,000
 Proceeds from sale of property                                       824,800
 Distributions received from joint venture                315,500     329,600
------------------------------------------------------------------------------
    Net cash (used for) investing activities           (9,532,200)   (156,900)
------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                          (355,700)   (355,700)
 Increase (decrease) in security deposits                   2,400     (10,700)
------------------------------------------------------------------------------
    Net cash (used for) financing activities             (353,300)   (366,400)
------------------------------------------------------------------------------
Net (decrease) in cash and cash equivalents            (9,618,700)   (397,300)
Cash and cash equivalents at the beginning of the
 period                                                13,336,700   4,749,200
------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $3,718,000  $4,351,900
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 1998

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the three months ended March 31, 1998 are not necessarily indicative of the operating results for the year ending December 31, 1998.

The financial statements include the Partnership's 50% interest in a joint venture with an Affiliated partnership. This joint venture was formed for the purpose of acquiring a 100% interest in certain real property and is operated under the common control of the General Partner. Accordingly, the Partnership's pro rata share of the ventures' revenues, expenses, assets, liabilities and Partners' (deficit) capital is included in the financial statements.

Investment in and loans to joint venture includes the recording of the Partnership's interest, under the equity method of accounting, in a joint venture with an Affiliated partnership. The joint venture acquired a preferred majority interest in a limited partnership with the seller of the Lansing, Michigan property ("Holiday"). Under the equity method of accounting, the Partnership recorded its initial interest at cost and adjusts its investment account for its share of Holiday's income or loss and its distributions of cash flow (as defined by the limited partnership agreement).

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

The Partnership evaluates its rental properties for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (undiscounted) from a property is less than its carrying value. Upon determination that an impairment has occurred, the carrying basis in the rental property is reduced to its estimated fair value. Management was not aware of any indicator that would result in a significant impairment loss during the periods reported.

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

Investments in debt securities are comprised of obligations of the United States government and corporate debt securities and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements, which approximated fair market value. All of these securities had maturities of less than one year when purchased.

Reference is made to the Partnership's annual report for the year ended December 31, 1997 for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' (deficit) capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to May 16, 1986, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner and, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to all Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the positive balance in its Capital Account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and third, the balance, if any, to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale Proceeds from the transaction to all Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the three months ended March 31, 1998 and 1997, the General Partner was paid a Partnership Management Fee and was allocated Net Profits of $35,600. In addition, for the three months ended March 31, 1997 the General Partner was also allocated Net Profits from the sale of Southwest Freeway of $51,900.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the three months ended March 31, 1998 were as follows:

                                                        Paid   Payable
----------------------------------------------------------------------
Property management and leasing fees                   $19,700 $14,600
Reimbursement of property insurance premiums, at cost    3,100    None
Real estate commissions (a)                               None  40,200
Legal                                                    3,800  14,300
Reimbursement of expenses, at cost:
 --Accounting                                             None   4,900
 --Investor communications                                None   1,100
----------------------------------------------------------------------
                                                       $26,600 $75,100
----------------------------------------------------------------------

(a) As of March 31, 1998, the Partnership owed $40,200 to the General Partner for real estate commissions earned in connection with the sales of Partnership properties. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partner or any Affiliate a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial investment date) of 6% simple interest per annum on their original Capital Investment.

3. SPECIAL DISTRIBUTION:

On May 31, 1998, the Partnership will distribute Park Plaza Sale Proceeds totaling $8,118,300 or $177.50 per Unit to Limited Partners of record as of December 18, 1997. For additional information related to this sale, see Note 7 of Notes to Financial Statements in the Partnership's Annual Report for the year ended December 31, 1997.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's Annual Report for the year ended December 31, 1997 for a discussion of the Partnership's business.

Statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts, may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In addition to being in the operation of properties phase, the Partnership is in the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales and dispositions. Partnership operations are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer realizes the net income generated from such real property interests.

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of each of its properties for the quarters ended March 31, 1998 and 1997. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                                  Comparative
                             Operating Results (a)
                            For the Quarters Ended
                              3/31/98      3/31/97
----------------------------------------------------
ELLIS BUILDING (50%)
Rental revenues             $   315,800  $   315,700
----------------------------------------------------
Property net income         $   109,400  $   100,600
----------------------------------------------------
Average occupancy                   99%          96%
----------------------------------------------------
HOLIDAY OFFICE PARK NORTH AND SOUTH OFFICE
 BUILDING (50%)
Rental revenues             $   409,200  $   384,400
----------------------------------------------------
Property net income         $   110,000  $    82,800
----------------------------------------------------
Average occupancy                   86%          85%
----------------------------------------------------
SOLD PROPERTIES (B)
Rental revenues             $    (1,700) $   423,700
----------------------------------------------------
Property net (loss) income  $   (25,900) $    50,500
----------------------------------------------------

(a) The above table excludes certain income and expense items, which are not directly related to individual property operating results such as interest income and general and administrative expenses. The Partnership's share of results from its participation in a joint venture, treated on the equity method, is included above.
(b) Includes results from 3120 Southwest Freeway Office Building ("Southwest Freeway") and Park Plaza Professional Building ("Park Plaza"), (collectively, the "Sold Properties"), which were sold February 18, 1997 and December 18, 1997, respectively.

The decrease in Partnership net income of $194,000 for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997 was primarily the result of a gain recorded in 1997 on the sale of Southwest Freeway and the absence of 1998 results of Park Plaza due to its 1997 sale. Net income, exclusive of the operating results and gain on sale of the Sold Properties, increased by $132,300 for the periods under comparison. The increase was primarily due to an increase in interest income earned on the Partnership's short-term investments due to an increase the amounts available for investment. Also contributing to the increase was improved operating results at the Partnership's equity investment in Holiday Office Park North and South ("Holiday").

The operating results of the Sold Properties have been excluded from the following comparative discussion.

Rental revenues remained relatively unchanged for the three-month periods under comparison. The increase in base rental revenues, which was due to the increase in average occupancy was offset by a decrease in tenant expense reimbursements at Ellis Building ("Ellis")

Repairs and maintenance expenses decreased by $4,500 for the comparable three-month periods. The decrease was primarily due to a decrease in repairs to the HVAC unit and the elevator at Ellis.

Property operating expenses decreased by $4,800 for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997. The decrease was primarily the result of a decrease in personnel costs at Ellis.

The Partnership's share of net income from Holiday increased by $27,200 for the three-month periods under comparison. The increase was primarily due an increase in base rental revenues which was due to an increase in rates charged to new and renewing tenants.

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

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining properties. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cumulative cash distributions exceed net income in a fiscal year, such excess distributions are treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as determined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows, as determined by GAAP. The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

by operating activities as determined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

                                                           Comparative
                                                        Cash Flow Results
                                                     For the Quarters Ended
                                                       3/31/98      3/31/97
------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)  $    467,100  $  506,400
Less: Cash Flow from Holiday                             (189,200)   (144,500)
Items of reconciliation:
 Decrease (increase) in current assets                     15,300     (32,300)
 (Decrease) in current liabilities                        (26,400)   (203,600)
------------------------------------------------------------------------------
Net cash provided by operating activities            $    266,800  $  126,000
------------------------------------------------------------------------------
Net cash (used for) investing activities             $ (9,532,200) $ (156,900)
------------------------------------------------------------------------------
Net cash (used for) financing activities             $   (353,300) $ (366,400)
------------------------------------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $39,300 for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997 was primarily due to the absence of results from the Sold Properties. Partially offsetting the decrease was the increases in interest income, as previously discussed, and operating results, exclusive of depreciation and amortization, at Holiday.

The decrease in the Partnership's cash position of $9,618,700 for the three months ended March 31, 1998 was primarily the result of the increase in investments in debt securities and distributions paid to Partners exceeding net cash provided by operating activities. Liquid assets (including cash, cash equivalents and investments in debt securities) of the Partnership as of March 31, 1998 are comprised of amounts held for working capital purposes and undistributed Sale Proceeds from the sale of Park Plaza.

The increase in net cash provided by operating activities of $140,800 for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997 was primarily due to the timing of the collection of receivables together with the payment of trade payables. The increase was partially offset by the absence of results in 1998 from the Sold Properties, exclusive of depreciation and amortization.

Net cash used for investing activities increased by $9,375,300 for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997. The increase was primarily due to an increase in the amount invested in investments in debt securities. The increase in investments in debt securities is a result of the continued extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for working capital purposes. These investments are of investment-grade and mature less than one year from their date of purchase. In addition, the increase was due to the 1997 receipt of the proceeds from the sale of Southwest Freeway.

The Partnership maintains working capital reserves to pay for capital expenditures such as capital and tenant improvements and leasing costs. During the three months ended March 31, 1998, the Partnership spent $800 for capital and tenant improvements and leasing costs at Ellis and has projected to spend approximately $50,000 during the remainder of 1998. The Partnership spent $3,900 for capital and tenant improvement and leasing costs at Holiday during the three months ended March 31, 1998 and has projected to spend approximately $200,000 during the remainder of 1998. Actual amounts expended may vary depending on a number of factors including leasing activity, other market conditions throughout the year and the sale of one or both of the properties. The General Partner believes these expenditures are necessary to maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and prepare the remaining properties for eventual disposition. During the three months ended March 31, 1998, the Partnership received $315,500 in cash distributions from Holiday.

Net cash used for financing activities remained relatively unchanged for the periods under comparison.

On December 18, 1997, a joint venture in which the Partnership owned a 50% interest completed the sale of Park Plaza. In connection with this sale, on May 31, 1998, Limited Partners of record as of December 18, 1997 will be paid a distribution of Sale Proceeds of $8,118,300, or $177.50 per Unit.

The General Partner, on behalf of the Partnership, has contracted for substantially all of its business activities with certain principal entities for which computer programs are utilized. Each of these companies is financially responsible and have represented to management of the General Partner that they are taking appropriate steps for modifications needed to their respective systems to accommodate processing data by Year 2000. Accordingly, the Partnership anticipates incurring no material Year 2000 costs and is currently not aware of any material contingencies related to this matter.

The General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to capital and tenant improvements and leasing costs that may be necessary to be made at the Partnership's properties during the coming years. As a result, cash continues to be retained to supplement working capital reserves. Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves for the three months ended March 31, 1998 amounted to $111,400.

Distributions to Limited Partners for the quarter ended March 31, 1998 were declared in the amount of $320,100, or $7.00 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, exclusive of the distributions of Park Plaza Sale Proceeds and Cash Flow (as defined in the Partnership Agreement) on May 31, 1998, there can be no assurance as to the amount of cash available for future distribution to Partners.

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

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------
     (a) Exhibits:  None

     (b) Reports on Form 8-K:

         There were no reports filed on Form 8-K during the quarter ended March 31, 1998.

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

Date:  May 15, 1998      By:  /s/  DOUGLAS CROCKER II
       ------------           -------------------------------------
                                   DOUGLAS CROCKER II
                              President and Chief Executive Officer

Date:  May 15, 1998      By: /s/  NORMAN M. FIELD
       ------------          --------------------------------------
                                  NORMAN M. FIELD
                             Vice President - Finance and Treasurer