Form 10-Q
period 1998-06-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 3
filed 1998-08-12
CIK 757528

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                   June 30, 1998
                         -------------------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________________ to ____________________

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.-3
BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                June 30,
                                                  1998      December 31,
                                               (Unaudited)      1997
------------------------------------------------------------------------
ASSETS
Investment in commercial rental property:
 Land                                          $   860,000  $   860,000
 Buildings and improvements                      5,467,700    5,464,700
------------------------------------------------------------------------
                                                 6,327,700    6,324,700
Accumulated depreciation and amortization       (2,557,300)  (2,437,500)
------------------------------------------------------------------------
 Total investment property, net of accumulated
  depreciation and amortization                  3,770,400    3,887,200
Cash and cash equivalents                        4,638,900   13,336,700
Investments in debt securities                     993,300
Restricted cash                                     50,000      100,000
Rents receivable                                     3,800       11,600
Investment in joint venture                      5,017,800    5,311,400
Other assets                                        41,900       56,600
------------------------------------------------------------------------
                                               $14,516,100  $22,703,500
------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses         $   200,500  $   163,900
 Due to Affiliates                                  65,500       73,000
 Distributions payable                             355,700    8,474,000
 Security deposits                                  20,400       26,400
 Other liabilities                                  28,500       52,800
------------------------------------------------------------------------
                                                   670,600    8,790,100
------------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                        (136,500)    (136,500)
 Limited Partners (45,737 Units issued and
  outstanding)                                  13,982,000   14,049,900
------------------------------------------------------------------------
                                                13,845,500   13,913,400
------------------------------------------------------------------------
                                               $14,516,100  $22,703,500
------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 1998 (Unaudited) and the year ended December 31, 1997
(All dollars rounded to nearest 00s)

                                         General     Limited
                                         Partner     Partners       Total
-----------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1997                        $(183,300) $ 23,147,600  $22,964,300
Net income for the year ended
 December 31, 1997                        189,100     1,124,000    1,313,100
Distributions for the year ended
 December 31, 1997                       (142,300)  (10,221,700) (10,364,000)
-----------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1997                       (136,500)   14,049,900   13,913,400
Net income for the six months ended
 June 30, 1998                             71,200       572,400      643,600
Distributions for the six months ended
 June 30, 1998                            (71,200)     (640,300)    (711,500)
-----------------------------------------------------------------------------
Partners' (deficit) capital,
 June 30, 1998                          $(136,500) $ 13,982,000  $13,845,500
-----------------------------------------------------------------------------

                                                                               2
    The accompanying notes are an integral part of the financial statements.

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 3
STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                                1998     1997
-------------------------------------------------------------------------------
Income:
 Rental                                                       $351,500 $704,100
 Interest                                                      147,900   93,000
-------------------------------------------------------------------------------
                                                               499,400  797,100
-------------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                                  59,800  174,100
 Property operating:
 Affiliates                                                     17,200   45,200
 Nonaffiliates                                                  67,000  150,500
 Real estate taxes                                              23,900   85,700
 Insurance--Affiliate                                            2,300    5,500
 Repairs and maintenance                                        37,900  111,300
 General and administrative:
 Affiliates                                                      4,000    3,200
 Nonaffiliates                                                  32,500   49,300
 Additional expenses of sale of property                                  4,500
-------------------------------------------------------------------------------
                                                               244,600  629,300
-------------------------------------------------------------------------------
Net income before income from participation in joint venture   254,800  167,800
Income from participation in joint venture                      60,900   89,200
-------------------------------------------------------------------------------
Net income                                                    $315,700 $257,000
-------------------------------------------------------------------------------
Net income allocated to General Partner                       $ 35,600 $ 31,100
-------------------------------------------------------------------------------
Net income allocated to Limited Partners                      $280,100 $225,900
-------------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (45,737 Units outstanding)                                   $   6.12 $   4.94
-------------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                        1998      1997
-------------------------------------------------------------------------
Income:
 Rental                                               $665,700 $1,443,500
 Interest                                              332,400    177,700
 Gain on sale of property                                         245,400
-------------------------------------------------------------------------
                                                       998,100  1,866,600
-------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                         119,800    346,800
 Property operating:
 Affiliates                                             33,700     81,700
 Nonaffiliates                                         151,600    311,300
 Real estate taxes                                      47,500    173,900
 Insurance--Affiliate                                    5,400     13,900
 Repairs and maintenance                                87,300    234,700
 General and administrative:
 Affiliates                                              9,900      8,600
 Nonaffiliates                                          70,200     80,200
-------------------------------------------------------------------------
                                                       525,400  1,251,100
-------------------------------------------------------------------------
Net income before income from participation in joint
 venture                                               472,700    615,500
Income from participation in joint venture             170,900    172,000
-------------------------------------------------------------------------
Net income                                            $643,600 $  787,500
-------------------------------------------------------------------------
Net income allocated to General Partner               $ 71,200 $  118,600
-------------------------------------------------------------------------
Net income allocated to Limited Partners              $572,400 $  668,900
-------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (45,737 Units outstanding)                           $  12.52 $    14.62
-------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s)

                                                           1998         1997
---------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                             $   643,600  $   787,500
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Depreciation and amortization                              119,800      346,800
 (Income) from participation in joint venture              (170,900)    (172,000)
 (Gain) on sale of property                                             (245,400)
 Changes in assets and liabilities:
  Decrease in rents receivable                                7,800       24,700
  Decrease (increase) in other assets                        14,700      (22,300)
  Increase (decrease) in accounts payable and accrued
   expenses                                                  36,600      (59,500)
  (Decrease) in due to Affiliates                            (7,500)     (33,900)
  (Decrease) in other liabilities                           (24,300)     (40,000)
---------------------------------------------------------------------------------
   Net cash provided by operating activities                619,800      585,900
---------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements                (3,000)    (111,200)
 (Increase) in investments in debt securities              (993,300)
 Decrease in restricted cash                                 50,000
 Proceeds from sale of property                                          820,300
 Distributions received from joint venture                  464,500      539,500
---------------------------------------------------------------------------------
   Net cash (used for) provided by investing activities    (481,800)   1,248,600
---------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                          (8,829,800)  (1,534,300)
 (Decrease) in security deposits                             (6,000)     (10,600)
---------------------------------------------------------------------------------
   Net cash (used for) financing activities              (8,835,800)  (1,544,900)
---------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents     (8,697,800)     289,600
Cash and cash equivalents at the beginning of the
 period                                                  13,336,700    4,749,200
---------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period      $ 4,638,900  $ 5,038,800
---------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 3
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 1998
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 1998 are not necessarily indicative of the operating results for the year ending December 31, 1998.

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

Investment in joint venture includes the recording of the Partnership's interest, under the equity method of accounting, in a joint venture with an Affiliated partnership. The joint venture acquired a preferred majority interest in a limited partnership with the seller of the Lansing, Michigan property ("Holiday"). Under the equity method of accounting, the Partnership recorded its initial interest at cost and adjusts its investment account for its share of Holiday's income or loss and its distributions of cash flow (as defined by the limited partnership agreement).

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

Property sales are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation and amortization are removed from the respective accounts. Gains or losses on sales are recognized in accordance with GAAP.

Cash equivalents are considered all highly liquid investments with maturity of three months or less when purchased.

Investments in debt securities are comprised of obligations of the United States government and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements, which approximated fair market value. All of these securities had maturities of less than one year when purchased.

Certain reclassifications have been made to the previously reported 1997 statements in order to provide comparability with the 1998 statements. These reclassifications have no effect on net income or Partners' (deficit) capital.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to May 16, 1986, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner and, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to all Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General

Partner, in an amount necessary to make the positive balance in its Capital Account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and third, the balance, if any, to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of

Partnership properties are allocated: first, after giving effect to any distributions of Sale Proceeds from the transaction to all Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and six months ended June 30, 1998, the General Partner was paid a Partnership Management Fee and allocated Net Profits, of $35,600 and $71,200, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 1998 were as follows:

                                                         Paid
                                                  Quarter Six Months Payable
----------------------------------------------------------------------------
Property management and leasing fees              $21,400  $41,100   $12,700
Reimbursement of property insurance premiums, at
 cost                                               2,300    5,400      None
Real estate commissions (a)                          None     None    40,200
Legal                                               4,600    8,400    11,600
Reimbursement of expenses, at cost
 --Accounting                                       5,600    5,600       700
 --Investor communications                          2,300    2,300       300
----------------------------------------------------------------------------
                                                  $36,200  $62,800   $65,500
----------------------------------------------------------------------------

(a) As of June 30, 1998, the Partnership owed $40,200 to the General Partner for real estate commissions earned in connection with the sales of Partnership properties. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partner or any Affiliate a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial investment date) of 6% simple interest per annum on their Capital Investment.

3. SPECIAL DISTRIBUTION:

On May 31, 1998, the Partnership distributed Park Plaza Sale Proceeds totaling $8,118,300 or $177.50 per Unit to Limited Partners of record as December 18, 1997. For additional information related to this sale, see Note 7 of Notes to Financial Statements in the Partnership's Annual Report for the year ended December 31, 1997.

4. SUBSEQUENT EVENT:

In July 1998, a joint venture, in which the Partnership owns a 50% interest, entered into a binding agreement to sell the Ellis Building for a selling price of $13,875,000, which is prior to all transactional expenses. The transaction is scheduled to consummate in August 1998. The consummation of the transaction contemplated by this agreement is subject to customary conditions precedent. There can be no assurance that this transaction will close.

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

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In addition to being in the operation of properties phase, the Partnership is in the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales. Partnership operations are generally expected to decline as real property interests are sold since the Partnership no longer realizes the net income generated from such real property interests. Through June 30, 1998, the Partnership has sold all of its investments in real property with the exception of its 50% interest in the Ellis Building ("Ellis") and its 50% interest in a joint venture's equity interest in Holiday Office Park North and South ("Holiday").

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the quarters and six months ended June 30, 1998 and 1997. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                             Comparative Operating Results (a)
                                 For the           For the
                                Quarters         Six Months
                                  Ended             Ended
                            6/30/98  6/30/97  6/30/98   6/30/97
----------------------------------------------------------------
ELLIS BUILDING (50%)
Rental revenues             $344,800 $323,600 $660,600  $639,300
----------------------------------------------------------------
Property net income         $137,000 $118,600 $246,400  $219,200
----------------------------------------------------------------
Average occupancy                98%      97%      98%       97%
----------------------------------------------------------------
HOLIDAY OFFICE PARK NORTH AND SOUTH (50%)
Rental revenues             $399,100 $399,200 $808,300  $783,600
----------------------------------------------------------------
Property net income         $ 60,900 $ 89,200 $170,900  $172,000
----------------------------------------------------------------
Average occupancy                86%      86%      86%       85%
----------------------------------------------------------------
SOLD PROPERTIES (B)
Rental Revenues             $  6,800 $381,200 $  5,100  $804,200
----------------------------------------------------------------
Property net income (loss)  $  5,400 $ 18,800 $(20,500) $ 65,300
----------------------------------------------------------------

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

Unless otherwise disclosed, discussions of fluctuations between 1998 and 1997 refer to both the quarters and six months ended June 30, 1998 and 1997.

Net income decreased by $143,900 for the six months ended June 30, 1998 when compared to the six months ended June 30, 1997. The decrease was primarily due to the gain recorded in 1997 on the sale of 3120 Southwest Freeway Office Building ("Southwest Freeway") together with the absence of results from the Sold Properties resulting from their 1997 sales. The decrease was partially offset by an increase in interest earned on the Partnership's short-term investments due to an increase in cash available for investment and improved operating results at Ellis Building ("Ellis").

Net income increased by $58,700 for the quarter ended June 30, 1998 when compared to the quarter ended June 30, 1997. The increase was primarily the result of the increase in interest earned on the Partnership's short-term investments and the improved operating results at Ellis. The increase was partially offset by the absence of results from Park Plaza due to its 1997 sale and diminished operating results at the Partnership's equity investment in Holiday Office Park North and South ("Holiday").

Net income exclusive of Sold Properties increased by $67,600 and $187,400 for the quarter and six months ended June 30, 1998 when compared to the quarter and six months ended June 30, 1997, respectively. The increases were primarily due to the increase in interest earned on the Partnership's short-term investments and the improved operating results at Ellis. The increases were partially offset by the diminished operating results at Holiday.

The following comparative discussion excludes the results of Sold Properties.

Rental revenues increased by $21,100 or 6.5% and $21,300 or 3.3% for the quarter and six months ended June 30, 1998 when compared to the quarter and six months ended June 30, 1997, respectively. The increases were primarily the result of an increase in tenant expense reimbursements at Ellis, which resulted from increased billings to tenants.

Property operating expenses decreased by $5,200 for the six months ended June 30, 1998 when compared to the six months ended June 30, 1997. The decrease was primarily the result of a decrease in personnel costs at Ellis. Property operating expenses remained relatively unchanged for the quarterly periods under comparison.

The Partnership's share of net income from Holiday decreased by $28,300 for the quarter ended June 30, 1998 when compared to the quarter ended June 30, 1997. The decrease was primarily the result of an increase in landscaping costs. The decrease was also due to an increase in professional services which was related to costs incurred in the successful appeal of real estate taxes. The decrease was partially offset by an increase in base rental income, which was due to an increase in the rates charged to new and renewing tenants. The Partnership's share of net income from Holiday remained relatively unchanged for the six months ended June 30, 1998 when compared to the six months ended June 30, 1997.

To increase and/or maintain occupancy levels at the Partnership's properties, the General Partner, through its Affiliated asset and property management groups, continues to take the following actions: 1) implementation of marketing

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

                                                   Comparative
                                                Cash Flow Results
                                            For the Six Months Ended
                                              6/30/98       6/30/97
-----------------------------------------------------------------------
Cash Flow (as defined in the Partnership
 Agreement)                                 $    923,100  $  1,024,300
Less: Cash Flow from joint venture              (330,600)     (307,400)
Items of reconciliation:
 Decrease in current assets                       22,500         2,400
 Increase (decrease) in current liabilities        4,800      (133,400)
-----------------------------------------------------------------------
Net cash provided by operating activities   $    619,800  $    585,900
-----------------------------------------------------------------------
Net cash (used for) provided by investing
 activities                                 $   (481,800) $ (1,248,600)
-----------------------------------------------------------------------
Net cash (used for) financing activities    $ (8,835,800) $ (1,544,900)
-----------------------------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $101,200 for the six months ended June 30, 1998 when compared to six months ended June 30, 1997 was primarily due to the absence of results from the Sold Properties. Partially offsetting the decrease was the increase in interest income, as previously discussed, and improved operating results, exclusive of depreciation and amortization, at Ellis.

The decrease in the Partnership's cash of $8,697,800 for the six months ended June 30, 1998 was primarily the result of the special distribution of Park Plaza Sale Proceeds. Exclusive of the special distribution, investments in debt securities and regular cash flow distributions exceeded cash provided by operating results and distributions received from the Partnership's equity investment in Holiday. Liquid assets (including cash and cash equivalents) are comprised of amounts held for working capital purposes.

The increase in net cash provided by operating activities of $33,900 for the six months ended June 30, 1998 when compared to the six months ended June 30, 1997 was primarily due to the timing of the collection of receivables along with the payment of trade payables. The increase was partially offset by the absence of results in 1998 from the Sold Properties, exclusive of depreciation and amortization.

Net cash provided by (used for) investing activities changed from $1,248,600 for the six months ended June 30, 1997 to $(481,800) for the six months ended June 30, 1998. The change was primarily due to the 1997 receipt of proceeds from the sale of Southwest Freeway. Also contributing to the change was the 1998 investments in debt securities. The Partnership has invested a portion of its cash in debt securities with longer terms to improve yields on its cash reserves. These debt securities are of investment grade and mature less than one year from when purchased. During the six months ended June 30, 1998, the Partnership received $464,500 in cash distributions from Holiday.

The Partnership maintains working capital reserves to pay for capital expenditures such as capital and tenant improvement and leasing costs. During the six months ended June 30, 1998, the Partnership's spent $3,000 for capital and tenant improvements and leasing costs at Ellis and has projected to spend approximately $45,000 during the remainder of 1998. In addition, the Partnership spent $13,600 for capital and tenant improvements and leasing costs at Holiday and is projecting to spend approximately $190,000 during the remainder of 1998. Actual amounts expended in 1998 may vary depending on a number of factors including leasing activity, other market conditions throughout the year and the potential sale of one or both of the properties. The General Partner believes these expenditures are necessary to maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and prepare the remaining properties for eventual disposition.

The increase in net cash used for financing activities of $7,290,900 for the six months ended June 30, 1998 when compared to the six months ended June 30, 1997 was primarily due to the special distribution in 1998 of Park Plaza Sale Proceeds. The increase was partially offset by the 1997 special distribution of Southwest Freeway Sale Proceeds.

On December 18, 1997, a joint venture in which the Partnership owned a 50% interest completed the sale of Park Plaza. In connection with this sale, on May 31, 1998, Limited Partners of record as of December 18, 1997 were paid a distribution of Sale Proceeds of $8,118,300 or $177.50 per Unit.

The General Partner, on behalf of the Partnership, has contracted for substantially all of its business activities with certain principal entities for which computer programs are utilized. Each of these companies is financially responsible and have represented to management of the General Partner that they are taking appropriate steps for modifications needed to their respective systems to accommodate processing data by

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Year 2000. Accordingly, the Partnership anticipates incurring no material Year 2000 costs and is currently not aware of any material contingencies related to this matter.

The General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the capital and tenant improvements and leasing costs that may be necessary at the Partnership's properties during the coming years. As a result, Cash Flow (as defined in the Partnership Agreement) continues to be retained to supplement working capital reserves. Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves for the six months ended June 30, 1998 amounted to $211,600.

Distributions to Limited Partners for the quarter ended June 30, 1998 were declared in the amount of $320,200, or $7.00 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts of cash for future distribution to Partners.
Based upon the current estimated value of its assets, net of its outstanding liabilities, together with its expected operating results and capital expenditure requirements, the General Partner believes that the Partnership's cumulative distributions to its Limited Partners from inception through the termination of the Partnership may be less than such Limited Partner's original Capital Contributions.

                          PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

     (a)  Exhibits: None

     (b)  Reports on Form 8-K:

          There were no reports filed on Form 8-K during the quarter ended June 30, 1998.

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

Date:  August 14, 1998   By:  /s/  DOUGLAS CROCKER II
       ---------------       --------------------------------------
                                   DOUGLAS CROCKER II
                             President and Chief Executive Officer

Date:  August 14, 1998   By: /s/  NORMAN M. FIELD
       ---------------       --------------------------------------
                                  NORMAN M. FIELD
                             Vice President - Finance and Treasurer