Form 10-Q
period 1998-09-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 3
filed 1998-11-12
CIK 757528

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended               September 30, 1998
                          -----------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                     to
                                     ------------------    --------------------

     Commission File Number                           0-14122
                                     ------------------------------------------

               First Capital Institutional Real Estate, Ltd. - 3
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                         Florida                                36-3330657
--------------------------------------------------------    -------------------
             (State or other jurisdiction of                 (I.R.S. Employer
              incorporation or organization                 Identification No.)

Two North Riverside Plaza, Suite 1000, Chicago, Illinois        60606-2607
--------------------------------------------------------    -------------------
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

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales. Partnership operations are generally expected to decline as real property interests are sold since the Partnership no longer realizes the net income generated from such real property interests. During the quarter and nine months ended September 30, 1998, the Partnership sold its remaining two real property investments.

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties (prior to their sales) for the quarters and nine months ended September 30, 1998 and 1997. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                               Comparative Operating Results (a)
                             For the Quarters    For the Nine Months
                                  Ended                 Ended
                             9/30/98   9/30/97   9/30/98     9/30/97
----------------------------------------------------------------------
ELLIS BUILDING (50%)
Rental revenues             $ 180,100  $317,100 $  840,700  $  956,400
----------------------------------------------------------------------
Property net income (b)     $  15,200  $109,400 $  261,600  $  328,600
----------------------------------------------------------------------
HOLIDAY OFFICE PARK NORTH AND SOUTH (50%)
Rental revenues             $ 428,600  $469,600 $1,236,900  $1,253,200
----------------------------------------------------------------------
Property net income (b)     $ 114,000  $108,500 $  284,900  $  280,500
----------------------------------------------------------------------
PROPERTIES SOLD DURING 1997 (C)
Rental revenues             $ (33,100) $400,900 $  (28,000) $1,205,100
----------------------------------------------------------------------
Property net (loss) income  $ (34,000) $ 50,400 $  (54,500) $  115,100
----------------------------------------------------------------------

(a) The above table excludes certain income and expense items, which are not directly related to individual property operating results such as interest income and general and administrative expenses. The Partnership's share of results from its participation in a joint venture, treated on the equity method, is included above.
(b) Property net income excludes the gains recorded on the sales of the Ellis Building ("Ellis") and Holiday Office Park North and South ("Holiday"), which were sold August 21, 1998 and September 22, 1998, respectively.
(c) Includes results from 3120 Southwest Freeway Office Building ("Southwest Freeway") and Park Plaza Professional Building ("Park Plaza"), which were sold February 18, 1997 and December 18, 1997, respectively.

Unless otherwise disclosed, discussions of fluctuations between 1998 and 1997 refer to both the quarters and nine months ended September 30, 1998 and 1997.

Net income increased by $4,256,600 and $4,112,700 for the quarter and nine months ended September 30, 1998 when compared to the quarter and nine months ended September 30, 1997, respectively. The increases were primarily due to the gains recorded on the 1998 sales of Ellis and Holiday. The increases were also due to an increase in interest earned on the Partnership's short-term investments, which was due to an increase in cash available for investment. The increases were partially offset by diminished property net income resulting from shortened holding periods due to the effects of the sales of Partnership properties. The increase for the nine-month periods under comparison was also partially offset by the 1997 gain recorded on the sale of Southwest Freeway.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cumulative cash distributions exceed net income, such excess distributions are treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as determined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows, as determined by GAAP. The following tables includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

                                                  Comparative
                                               Cash Flow Results
                                           For the Nine Months Ended
                                             9/30/98       9/30/97
----------------------------------------------------------------------
Cash Flow (as defined in the Partnership
 Agreement)                                $  1,240,600  $  1,607,300
Less: Cash Flow from joint venture             (525,100)     (497,000)
Items of reconciliation:
 (Increase) in current assets                   (25,800)       (1,100)
 (Decrease) in current liabilities              (44,100)      (61,700)
----------------------------------------------------------------------
Net cash provided by operating activities  $    645,600  $  1,047,500
----------------------------------------------------------------------
Net cash provided by investing activities  $  4,983,800  $    277,700
----------------------------------------------------------------------
Net cash (used for) financing activities   $ (9,212,000) $ (1,899,800)
----------------------------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $366,700 for the nine months ended September 30, 1998 when compared to nine months ended September 30, 1997 was primarily due to diminished operating results, exclusive of depreciation and amortization and the gains on the sales of Ellis, Holiday and Southwest Freeway, as previously discussed.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The decrease in the Partnership's cash of $3,582,600 for the nine months ended September 30, 1998 was primarily the result of investments in debt securities and distributions paid to Partners exceeding cash provided by sale proceeds, operating results and distributions received from the Partnership's equity investment in Holiday. Liquid assets (including cash, cash equivalents and investments in debt securities) are comprised of Sales Proceeds and amounts previously retained as working capital reserves.

The decrease in net cash provided by operating activities of $401,900 for the nine months ended September 30, 1998 when compared to the nine months ended September 30, 1997 was primarily due to the decrease in operating results, excluding depreciation and amortization on the Partnership's properties.

Net cash provided by investing activities increased by $4,706,100 for the nine months ended September 30, 1998 when compared to the nine months ended September 30, 1997. The increase was primarily due to the 1998 receipt of proceeds from the sales of Ellis and Holiday exceeding the 1997 receipt of proceeds from the sale of Southwest Freeway. The increase was partially offset by an increase in the Partnership's investments in debt securities. The increase in investments in debt securities is the result of the extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held prior to distribution to Limited Partners. These investments are of investment-grade and mature less than one year from their date of purchase.

The increase in net cash used for financing activities of $7,312,200 for the nine months ended September 30, 1998 when compared to the nine months ended September 30, 1997 was due primarily to an increase in distributions paid to Partners. The 1998 special distribution of Park Plaza Sale Proceeds exceeded the 1997 special distribution of Southwest Freeway Sale Proceeds.

On December 18, 1997, a joint venture in which the Partnership owned a 50% interest completed the sale of Park Plaza. In connection with this sale, on May 31, 1998, Limited Partners of record as of December 18, 1997 were paid a distribution of Sale Proceeds of $8,118,300 or $177.50 per Unit.

On August 21, 1998, a joint venture in which the Partnership owned a 50% interest completed the sale of Ellis. The Partnership's share of net proceeds from this transaction amounted to $6,679,000, which was net of actual and estimated closing expenses. The Partnership intends to distribute $6,673,000 or $145.90 per Unit on February 28, 1999 to Limited Partners of record as of August 21, 1998.

On September 22, 1998, the Partnership's investment in joint venture completed the sale of Holiday. The Partnership's share of net proceeds from this transaction amounted to $6,526,800, which was net of actual and estimated closing expenses. The Partnership intends to distribute $6,499,700 or $142.11 per Unit on February 28, 1999 to Limited Partners of record as of September 22, 1998.

The Year 2000 problem is the result of the inability of existing computer programs to distinguish between a year beginning with "20" rather than "19". This is the result of computer programs using two rather than four digits to define an applicable year. If not corrected, any program having time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a variety of problems including miscalculations, loss of data and failure of entire systems. Critical areas that could be affected are accounts receivable, accounts payable, general ledger, cash management, investor services, computer hardware and telecommunications systems.

The Partnership has engaged Affiliated and unaffiliated entities to perform all of its critical functions that utilize software that may have time-sensitive applications. All of these service providers are providing these services for their own organizations as well as for their clients. The General Partner, on behalf of the Partnership, has been in close communication with each of these service providers regarding steps that they are taking to assure that there will be no serious interruption of the operations of the Partnership resulting from Year 2000 problems. Based on the results of these inquires, as well as a review of the disclosures by these service providers, the General Partner believes that the Partnership will be able to continue normal business operations and will incur no material costs related to Year 2000 issues.

The Partnership has not formulated a contingency plan. However, the General Partner believes that based on the status of the Partnership's real estate portfolio and its limited number of transactions, aside from catastrophic failures of banks, governmental agencies, etc., it could carry out substantially all of its critical operations on a manual basis or easily convert to systems that are Year 2000 compliant.

Distributions to Limited Partners for the quarter ended September 30, 1998 were declared in the amount of $320,100, or $7.00 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter.

With the sale of Partnership's remaining properties, the General Partner has begun the process of wrapping up the affairs of the Partnership. This process will include the resolution of all post closing property sale matters as well as an evaluation of all Partnership wrap-up matters. At the conclusion of this process, the Partnership will set aside a reserve to meet wrap-up expenses as well as actual and contingent liabilities of the Partnership. During 1999, the Partnership expects to make a liquidating distribution to its Partners.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.--3
BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                               September 30,
                                                   1998      December 31,
                                                (Unaudited)      1997
-------------------------------------------------------------------------
ASSETS
Investment in commercial rental property:
 Land                                           $            $   860,000
 Buildings and improvements                                    5,464,700
-------------------------------------------------------------------------
                                                               6,324,700
Accumulated depreciation and amortization                     (2,437,500)
-------------------------------------------------------------------------
 Total investment property, net of accumulated
  depreciation and amortization                                3,887,200
Cash and cash equivalents                         9,754,100   13,336,700
Investments in debt securities                    8,831,600
Restricted cash                                      50,000      100,000
Rents receivable                                     52,900       11,600
Investment in joint venture                                    5,311,400
Other assets                                         41,100       56,600
-------------------------------------------------------------------------
                                                $18,729,700  $22,703,500
-------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses          $   221,500  $   163,900
 Due to Affiliates                                   69,300       73,000
 Distributions payable                           13,528,400    8,474,000
 Security deposits                                                26,400
 Other liabilities                                   10,000       52,800
-------------------------------------------------------------------------
                                                 13,829,200    8,790,100
-------------------------------------------------------------------------
Partners' capital:
 General Partner capital (deficit)                   14,400     (136,500)
 Limited Partners (45,737 Units issued and
  outstanding)                                    4,886,100   14,049,900
-------------------------------------------------------------------------
                                                  4,900,500   13,913,400
-------------------------------------------------------------------------
                                                $18,729,700  $22,703,500
-------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 1998 (Unaudited) and the year ended December 31, 1997
(All dollars rounded to nearest 00s)

                                          General     Limited
                                          Partner     Partners       Total
------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1997                                    $(183,300) $ 23,147,600  $22,964,300
Net income for the year ended
 December 31, 1997                         189,100     1,124,000    1,313,100
Distributions for the year ended
 December 31, 1997                        (142,300)  (10,221,700) (10,364,000)
------------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1997                        (136,500)   14,049,900   13,913,400
Net income for the nine months ended
 September 30, 1998                        257,700     4,969,400    5,227,100
Distributions for the nine months ended
 September 30, 1998                       (106,800)  (14,133,200) (14,240,000)
------------------------------------------------------------------------------
Partners' capital, September 30, 1998    $  14,400  $  4,886,100  $ 4,900,500
------------------------------------------------------------------------------

                                                                               4
    The accompanying notes are an integral part of the financial statements.

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.--3
STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                              1998      1997
------------------------------------------------------------------------------
Income:
 Rental                                                    $  147,200 $718,000
 Interest                                                     130,600   93,100
 Gain on sale of property                                   2,947,200
------------------------------------------------------------------------------
                                                            3,225,000  811,100
------------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                                 39,700  175,000
 Property operating:
 Affiliates                                                    15,500   49,300
 Nonaffiliates                                                 41,400  147,400
 Real estate taxes                                              8,300   60,200
 Insurance--Affiliate                                           1,500    6,600
 Repairs and maintenance                                       60,400  121,900
 General and administrative:
 Affiliates                                                     4,000    4,700
 Nonaffiliates                                                 23,700   27,600
------------------------------------------------------------------------------
                                                              194,500  592,700
------------------------------------------------------------------------------
Income before income from participation in joint venture    3,030,500  218,400
Income from participation in joint venture:
 Operations                                                   114,000  108,500
 Gain on sale of property                                   1,439,000
------------------------------------------------------------------------------
Net income                                                 $4,583,500 $326,900
------------------------------------------------------------------------------
Net income allocated to General Partner                    $  186,500 $ 35,600
------------------------------------------------------------------------------
Net income allocated to Limited Partners                   $4,397,000 $291,300
------------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (45,737
 Units outstanding)                                        $    96.14 $   6.37
------------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1998       1997
------------------------------------------------------------------------
Income:
 Rental                                            $  812,900 $2,161,500
 Interest                                             463,000    270,800
 Gain on sale of property                           2,947,200    245,400
------------------------------------------------------------------------
                                                    4,223,100  2,677,700
------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                        159,500    521,800
 Property operating:
 Affiliates                                            49,200    131,000
 Nonaffiliates                                        193,000    458,700
 Real estate taxes                                     55,800    234,100
 Insurance--Affiliate                                   6,900     20,500
 Repairs and maintenance                              147,700    356,600
 General and administrative:
 Affiliates                                            13,900     13,300
 Nonaffiliates                                         93,900    107,800
------------------------------------------------------------------------
                                                      719,900  1,843,800
------------------------------------------------------------------------
Income before income from participation in joint
 venture                                            3,503,200    833,900
Income from participation in joint venture:
 Operations                                           284,900    280,500
 Gain on sale of property                           1,439,000
------------------------------------------------------------------------
Net income                                         $5,227,100 $1,114,400
------------------------------------------------------------------------
Net income allocated to General Partner            $  257,700 $  154,200
------------------------------------------------------------------------
Net income allocated to Limited Partners           $4,969,400 $  960,200
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (45,737 Units outstanding)                        $   108.65 $    20.99
------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s)

                                                        1998         1997
------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                          $ 5,227,100  $ 1,114,400
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Depreciation and amortization                           159,500      521,800
 (Income) from participation in joint venture         (1,723,900)    (280,500)
 Gain on sale of property                             (2,947,200)    (245,400)
 Changes in assets and liabilities:
  (Increase) decrease in rents receivable                (41,300)      11,800
  Decrease (increase) in other assets                     15,500      (12,900)
  Increase in accounts payable and accrued expenses        2,400       11,800
  (Decrease) in due to Affiliates                         (3,700)     (33,400)
  (Decrease) in other liabilities                        (42,800)     (40,100)
------------------------------------------------------------------------------
   Net cash provided by operating activities             645,600    1,047,500
------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements             (4,100)    (197,600)
 (Increase) in investments in debt securities         (8,831,600)    (983,000)
 Decrease in restricted cash                              50,000
 Proceeds from sale of property                        6,679,000      820,300
 Distributions from joint venture                      7,090,500      638,000
------------------------------------------------------------------------------
   Net cash provided by investing activities           4,983,800      277,700
------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                       (9,185,600)  (1,890,000)
 (Decrease) in security deposits                         (26,400)      (9,800)
------------------------------------------------------------------------------
   Net cash (used for) financing activities           (9,212,000)  (1,899,800)
------------------------------------------------------------------------------
Net (decrease) in cash and cash equivalents           (3,582,600)    (574,600)
Cash and cash equivalents at the beginning of the
 period                                               13,336,700    4,749,200
------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period   $ 9,754,100  $ 4,174,600
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.--3
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 1998
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 1998 are not necessarily indicative of the operating results for the year ending December 31, 1998.

The financial statements include the Partnership's 50% interest in a joint venture with an Affiliated partnership. This joint venture was formed for the purpose of acquiring a 100% interest in certain real property and until its sale in August 1998 was operated under the common control of the General Partner. Accordingly, the Partnership's pro rata share of the ventures' revenues, expenses, assets, liabilities and Partners' (deficit) capital is included in the financial statements.

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

Certain reclassifications have been made to the previously reported 1997 statements in order to provide comparability with the 1998 statements. These reclassifications have no effect on net income or Partners' capital (deficit).

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to May 16, 1986, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner and, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to all Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General

Partner, in an amount necessary to make the positive balance in its Capital Account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and third, the balance, if any, to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale Proceeds from the transaction to all Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and nine months ended September 30, 1998, the General Partner was entitled to a Partnership Management Fee, and accordingly, allocated Net Profits, of $35,600 and $106,800, respectively. In addition, during the quarter and nine months ended September 30, 1998, the General Partner was also allocated Net Profits from the sales of Ellis and Holiday totaling $150,900.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 1998 were as follows:

                                                         Paid
                                                  Quarter Nine Months Payable
-----------------------------------------------------------------------------
Property management and leasing fees              $12,700   $53,800   $ 6,500
Reimbursement of property insurance premiums, at
 cost                                               1,500     6,900      None
Real estate commissions (a)                          None      None    40,200
Legal                                               6,900    15,300    20,500
Reimbursement of expenses, at cost
 --Accounting                                       1,100     6,700     1,400
 --Investor communications                          1,700     4,000       700
-----------------------------------------------------------------------------
                                                  $23,900   $86,700   $69,300
-----------------------------------------------------------------------------

(a) As of September 30, 1998, the Partnership owed $40,200 to the General Partner for real estate commissions earned in connection with the sales of certain Partnership properties. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partner or any Affiliate a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial investment date) of 6% simple interest per annum on their Capital Investment.

3. PROPERTY SALES:

On August 21, 1998, a joint venture in which the Partnership owns a 50% interest consummated the sale of the Ellis Building, located in Sarasota, Florida for a sale price of $13,875,000. The Partnership's share of Sale Proceeds from this transaction was $6,679,000, which was net of actual and estimated closing expenses. The Partnership recorded a gain of $2,947,200 for financial reporting purposes in connection with this sale and will distribute $6,673,000, or $145.90 per Unit, on February 28, 1999 to Limited Partners of record as of August 21, 1998.

On September 22, 1998, the joint venture in which the Partnership owns a 50% interest, treated on the equity method, consummated the sale of its property, Holiday Office Park North and South, located in Ann Arbor, Michigan for a sale price of $13,500,000. The Partnership's share of Sale Proceeds from this transaction was $6,526,800, which was net of actual and estimated closing expenses. The Partnership recorded a gain of $1,439,000 for financial reporting purposes in connection with this sale and will distribute $6,499,700 or $142.11 per Unit, on February 28, 1999 to Limited Partners of record as of September 22, 1998.

4.SPECIAL DISTRIBUTION:

On May 31, 1998, the Partnership distributed proceeds from the sale of Park Plaza totaling $8,118,300 or $177.50 per Unit to Limited Partners of record as of December 18, 1997. For additional information related to this sale, see Note 7 of Notes to Financial Statements in the Partnership's Annual Report for the year ended December 31, 1997.

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

Date:  November 13, 1998         By:  /s/  DOUGLAS CROCKER II
       -----------------              --------------------------------------
                                           DOUGLAS CROCKER II
                                      President and Chief Executive Officer

Date:  November 13, 1998         By:  /s/  NORMAN M. FIELD
       -----------------              --------------------------------------
                                           NORMAN M. FIELD
                                      Vice President - Finance and Treasurer

                          PART II. OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K
-------     --------------------------------
      (a)   Exhibits:  None

      (b)   Reports on Form 8-K:

            A report on Form 8-K filed on September 8, 1998 reporting the sale of Ellis.
            A report on Form 8-K filed on October 6, 1998 reporting the sale of Holiday.