Form 10-K405
period 1998-12-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 3
filed 1999-03-25
CIK 757528

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended                 December 31, 1998
                               -------------------------------------------------
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                     to
                                    -------------------    ---------------------

Commission File Number                0-14122
                      ----------------------------------------------------------

               First Capital Institutional Real Estate, Ltd. - 3
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Florida                                           36-3330657
-------------------------------                        -------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

  Two North Riverside Plaza, Suite
       1000, Chicago, Illinois                                60606-2607
----------------------------------------               -------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code         (312) 207-0020
                                                       -------------------------

Securities registered  pursuant to                              NONE
 Section 12(b) of the Act:                             -------------------------

Securities registered pursuant to                      Limited Partnership Units
 Section 12(g) of the Act:                             -------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

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

The Partnership was formed to invest primarily in existing, or to-be-developed income-producing real estate, such as shopping centers, warehouses and office buildings, and, to a lesser extent, in other types of income-producing real estate. From March 1986 to March 1989, the Partnership purchased 50% interests in three joint ventures and a 25% interest in one joint venture each with Affiliated partnerships. Two of the 50% joint ventures and the 25% joint venture were each formed for the purpose of acquiring a 100% interest in certain real property and one 50% joint venture was formed for the purpose of participating in a mortgage loan investment, which was recognized as of July 1, 1990 as being foreclosed in-substance and was recorded as two real property investments. In addition, in January 1987 the Partnership formed a joint venture with an Affiliated partnership (the "Joint Venture"), in which they are each 50% partners. The Joint Venture was formed for the purpose of entering into a limited partnership with an unaffiliated third party to which the Joint Venture contributed 75% of the total purchase price of a property in order to obtain a preferred majority interest in the limited partnership. All of the Partnership's joint ventures, prior to dissolution, were operated under the common control of First Capital Financial Corporation (the "General Partner"). During the years ended December 31, 1998 and 1997, the Partnership sold its remaining four real property investments. The Partnership is currently addressing post sale matters. Upon resolution of these matters, the Partnership will make a liquidating distribution and dissolve.

ITEM 2.  PROPERTIES
-------  ----------

By December 31, 1998, the Partnership had sold or disposed of all of its real property investments.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

(a & b) The Partnership and its properties were not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 1998. Ordinary routine legal matters incidental to the business which are not deemed material were pursued during the quarter ended December 31, 1998.

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

As of March 1, 1999, there were 6,395 Holders of Units.

ITEM 6. SELECTED FINANCIAL DATA

                                       For the Years Ended December 31,
                          ------------------------------------------------------------
                             1998        1997        1996        1995         1994
---------------------------------------------------------------------------------------
Total revenues            $ 4,479,800 $ 3,328,800 $ 3,521,400 $ 3,671,800  $ 3,761,600
Net income (loss)         $ 5,394,900 $ 1,313,100 $ 1,358,900 $  (605,600) $(1,019,100)
Net income (loss)
 allocated to Limited
 Partners                 $ 5,101,700 $ 1,124,000 $ 1,145,500 $  (854,900) $(1,159,500)
Net income (loss)
 allocated to Limited
 Partners per Unit
 (45,737 Units
 outstanding)             $    111.54 $     24.58 $     25.05 $    (18.69) $    (25.35)
Total assets              $18,410,400 $22,703,500 $23,896,300 $27,076,600  $30,120,200
Distributions to Limited
 Partners per Unit
 (45,737 Units
 outstanding) (a)         $    316.01 $    223.49 $     85.73 $     53.00  $     30.67
Return of capital to
 Limited Partners per
 Unit (45,737 Units
 outstanding) (b)         $    204.47 $    198.91 $     60.68 $     53.00  $     30.67
OTHER DATA:
Investment in:
 Commercial rental
  properties (net of
  accumulated
  depreciation and
  amortization)                  None $ 3,887,200 $13,123,300 $13,525,100  $15,597,800
Real estate joint
 venture                         None $ 5,311,400 $ 5,852,800 $ 5,424,600  $ 5,960,100
Number of real property
 interests owned at
 December 31                     None           2           4           4            4
---------------------------------------------------------------------------------------

(a) Distributions to Limited Partners per Unit for the years ended December 31, 1998, 1997 and 1996 included Sale Proceeds of $288.01, $195.49 and $43.73, respectively.
(b) For the purposes of this table, return of capital represents either: 1) the amount by which distributions, if any, exceed net income for the respective year or 2) total distributions, if any, when the Partnership incurs a net loss for the respective year. Pursuant to the Partnership Agreement, Capital Investment is only reduced by distributions of Sale Proceeds. Accordingly, return of capital as used in the above table does not impact Capital Investment.

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by generally accepted accounting principles ("GAAP"):

                                       For the Years Ended December 31,
                          ---------------------------------------------------------------
                             1998         1997         1996         1995         1994
------------------------------------------------------------------------------------------
Cash Flow (as defined in
 the Partnership
 Agreement) (a)           $ 1,373,300  $ 2,126,600  $ 2,273,500  $ 2,433,900  $ 2,425,700
Items of reconciliation:
 (Cash Flow) from joint
  venture                    (453,100)    (719,500)    (574,700)    (490,900)    (493,000)
 Changes in current
  assets and
  liabilities:
  Decrease (increase) in
   current assets              48,900        2,800      (28,800)      (4,700)      69,200
  (Decrease) increase in
   current liabilities       (121,500)    (224,700)     (55,200)      98,700     (120,200)
------------------------------------------------------------------------------------------
Net cash provided by
 operating activities     $   847,600  $ 1,185,200  $ 1,614,800  $ 2,037,000  $ 1,881,700
------------------------------------------------------------------------------------------
Net cash provided by
 (used for) investing
 activities               $13,773,300  $ 9,683,500  $  (403,800) $    79,000  $ 1,880,200
------------------------------------------------------------------------------------------
Net cash (used for)
 financing activities     $(9,567,600) $(2,281,200) $(4,484,000) $(2,536,700) $(1,150,100)
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

The above selected financial data should be read in conjunction with the financial statements and the related notes appearing on pages A-1 through A-7 in this report.

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

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In 1992 the Partnership, in addition to being in the operation of properties phase, entered the disposition phase of its life cycle with the disposal of North Valley as a result of a conveyance of title to the mortgage holder in lieu of foreclosure. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales and dispositions. Partnership operating results are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer receives income generated from such real property interests. During the years ended December 31, 1998 and 1997, the Partnership sold its remaining four real property investments.

OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 TO THE YEAR ENDED DECEMBER 31,
1997
Net income increased by $4,081,800 for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The increase was primarily due to the gains recognized on the 1998 sales of the Ellis Building ("Ellis") and Holiday Office Park North and South ("Holiday") exceeding the 1997 net gains recognized on the sales of 3120 Southwest Freeway Office Building ("Southwest Freeway") and Park Plaza Professional Building ("Park Plaza"). The increase was also due to an increase in interest earned on the Partnership's short-term investments, which was due to an increase in cash available for investment. The increase was partially offset by the partial absence of 1998 results from Ellis and Holiday due to their sales and the absence of results in 1998 from Park Plaza due to its 1997 sale.

Rental revenues decreased by $2,050,900 for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The decrease was primarily due to the effects of the sales of Partnership's properties in 1997 and 1998.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 TO THE YEAR ENDED DECEMBER 31,
1996
Net income decreased by $45,800 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The decrease was primarily due to diminished operating results at Park Plaza prior to its sale and a decrease in interest earned on the Partnership's short-term investments due to a lesser amount being available for investment in 1997. The decrease in operating results at Park Plaza was primarily the result of a decline in rental revenues due to a decrease in rates charged to new and renewing tenants. Partially offsetting the decrease was the gain recognized on the sale of Southwest Freeway and improved operating results at Ellis and the Partnership's equity investment in Holiday.

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

The Partnership's equity interest in the net income from Holiday increased by $40,300 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The increase was primarily the result of increased rental revenues due to an increase in tenant expense reimbursements. Partially offsetting the increase was an increase in depreciation and amortization expense which was the result of an increase in improvements made to the property together with an increase in leasing expense which was the result of lower capitalizable lease commissions paid to third-party brokers in 1997 than in 1996.

The rate of inflation has remained relatively stable during the years under comparison and has had a minimal impact on the operating results of the Partnership. The nature of

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

various tenants' lease clauses protected the Partnership, to some extent, from increases in the rate of inflation. Certain of the lease clauses provided for the following: 1) annual rent increases based on the Consumer Price Index or graduated rental increases and 2) total or partial tenant reimbursement of property operating expenses (e.g., common area maintenance, real estate taxes, etc.).

LIQUIDITY AND CAPITAL RESOURCES
A primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. Cash Flow (as defined in the Partnership Agreement) is generally not equal to Partnership net income or cash flow as determined by GAAP, since certain items are treated differently under the Partnership Agreement than under GAAP. The General Partner believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flow as determined by GAAP. The second table in Selected Financial Data includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

The increase in Cash Flow (as defined in the Partnership Agreement) of $753,300 for the year ended December 31, 1998 when compared to year ended December 31, 1997 was primarily due to the decrease in operating results, exclusive of depreciation, amortization and gains on sales of Ellis, Holiday and Southwest Freeway, as previously discussed, partially offset by an increase in interest earned on the Partnership's short-term investments.

The increase in the Partnership's cash position of $5,053,300 during the year ended December 31, 1998 was primarily the result of the receipt of Sales Proceeds from the sales of Holiday and Ellis exceeding the special distribution of Park Plaza Sale Proceeds. Liquid assets (including cash and cash equivalents) of the Partnership are comprised of amounts held for working capital purposes and undistributed Sale Proceeds.

The decrease in net cash provided by operating activities of $337,600 for the year ended December 31, 1998 when compared to the year ended December 31, 1997 was primarily due to the decrease in operating results, excluding depreciation and amortization, of the Partnership's properties.

Net cash provided by investing increased by $4,089,800 for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The increase was primarily the result of an increase in cash distributions from the Partnership's equity investment in Holiday, which was due to the sale of Holiday. The increase was partially offset by proceeds from the 1997 sale of Park Plaza exceeding the 1998 proceeds realized from the sale of Ellis.

On December 18, 1997, a joint venture in which the Partnership owned a 50% interest completed the sale of Park Plaza. In connection with this sale, on May 31, 1998, Limited Partners of record as of December 18, 1997 were paid a distribution of Sale Proceeds totaling $8,118,300 or $177.50 per Unit.

On August 21, 1998, a joint venture in which the Partnership owned a 50% interest completed the sale of Ellis. The Partnership's share of net proceeds from this transaction amounted to $6,673,800, which was net of closing expenses. The Partnership distributed $6,673,000 or $145.90 per Unit on February 28, 1999 to Limited Partners of record as of August 21, 1998.

On September 22, 1998, the Partnership's investment in joint venture completed the sale of Holiday. The Partnership's share of net proceeds from this transaction amounted to $6,526,900, which was net of closing expenses. The Partnership distributed $6,499,700 or $142.11 per Unit on February 28, 1999 to Limited Partners of record as of September 22, 1998.

The increase in net cash used for financing activities of $7,286,400 for the year ended December 31, 1998 when compared to the year ended December 31, 1997 was due primarily to the 1998 special distribution of Sale Proceeds from Park Plaza exceeding the 1997 special distribution of Southwest Freeway Sale Proceeds.

The Year 2000 problem is the result of the inability of existing computer programs to distinguish between a year beginning with "20" rather than "19". This is the result of computer programs using two rather than four digits to define an applicable year. If not corrected, any program having time-sensitive software may recognize a date using "00" as the year 1900 rather than year 2000. This could result in a variety of problems including miscalculations, loss of data and failure of entire systems. Critical areas that could be affected are accounts receivable, accounts payable, general ledger, cash management, investor services, computer hardware and telecommunications systems.

The Partnership has engaged Affiliated and unaffiliated entities to perform all of its critical functions that utilize software that may have time-sensitive applications. All of these service providers are providing these services for their own organizations as well as for their clients. The General Partner, on behalf of the Partnership, has been in close communication with each of these service providers regarding steps that they are taking to assure that there will be no serious interruption of the operations of the Partnership resulting from Year 2000 problems. Based on the results of these inquiries as well as a review of the disclosures by these service providers, the General Partner believes that the Partnership will be able to continue normal business operations and will incur no material costs related to Year 2000 issues.

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

Distributions to Limited Partners for the quarter ended December 31, 1998 were declared in the amount of $320,200 or $7.00 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. Distributions to Partners declared for the year ended December 31, 1998 amounted to $1,422,900. To complete these distributions, the Partnership utilized Cash Flow (as defined in the Partnership Agreement) generated during the year ended December 31, 1998 and $49,600 of previously undistributed Cash Flow.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


With the sale of the Partnership's remaining properties, the General Partner has begun the process of wrapping up the affairs of the Partnership. This process will include the resolution of all post closing property sale matters as well as an analysis of all Partnership wrap-up matters. At the conclusion of this process, the Partnership will establish a reserve to meet estimated wrap-up expenses as well as actual and contingent liabilities of the Partnership and make a liquidating distribution to its Partners. Following the distribution referred to in the preceding paragraph, the Partnership will suspend quarterly distributions to Partners.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership has no financial instruments for which there are significant market risks.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

The response to this item is submitted as a separate section of this report. See page A-1 "Index of Financial Statements, Schedule and Exhibits."

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

(a) & (e)  DIRECTORS
           ---------

  The Partnership has no directors. First Capital Financial Corporation ("FCFC") is the General Partner. The directors of FCFC, as of March 31, 1999, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in June 1999.

        Name                                                  Office
        ----                                                  ------
  Douglas Crocker II.....................................     Director
  Sheli Z. Rosenberg.....................................     Director

  Douglas Crocker II, 58, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the General Partner. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. Mr. Crocker is a member of the Board of Directors of Wellsford Real Properties, Inc. and Ventas, Inc. and was a member of the Board of Directors of Horizon Group, Inc. from July 1996 to June 1998. Mr. Crocker was an Executive Vice President of Equity Financial and Management Company ("EFMC") from November 1992 until March 31, 1997.

  Sheli Z. Rosenberg, 57, was President and Chief Executive Officer of the General Partner from December 1990 to December 1992 and has been a Director of the General Partner since September 1983; was Executive Vice President and General Counsel for EFMC from October 1980 to November 1994; has been President and Chief Executive Officer of Equity Group Investments, LLC ("EGI") since November 1994; has been a Director of Great American Management and Investment Inc. ("Great American") since June 1984 and is a director of various subsidiaries of Great American. She is also a director of Anixter International Inc., Capital Trust Inc., CVS Corporation, Illinova Corporation, Illinois Power Co., Jacor Communications, Inc. and Manufactured Home Communities, Inc. She is also a trustee of Equity Residential Properties Trust and, Equity Office Properties Trust. Ms. Rosenberg was a Principal of Rosenberg & Liebentritt, P.C., counsel to the Partnership, the General Partner and certain of their Affiliates from 1980 until September 1997. She had been Vice President of First Capital Benefit Administrators, Inc. ("Benefit Administrators") since July 22, 1987 until its liquidation in November 1995. Benefit Administrators filed for protection under the Federal Bankruptcy laws on January 3, 1995.

(b) & (e) EXECUTIVE OFFICERS

  The Partnership does not have any executive officers. The executive officers of the General Partner as of March 31, 1999 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

       Name                                               Office
       ----                                               ------
  Douglas Crocker II......................President and Chief Executive Officer
  Donald J. Liebentritt...................Vice President
  Norman M. Field.........................Vice President - Finance and Treasurer

  PRESIDENT AND CEO- See Table of Directors above.

  Donald J. Liebentritt, 48, has been Vice President of the General Partner since July 1997 and is Chief Operating Officer and General Counsel of EGI, Vice President and Assistant Secretary of Great American and Principal and Chairman of the Board of Rosenberg & Liebentritt, P.C.

  Norman M. Field, 50, has been Vice President of Finance and Treasurer of the General Partner since February 1984, and also served as Vice President of Great American from July 1983 until March 1995 and from July 1997 to the present. Mr. Field had been Treasurer of Benefit Administrators since July 22, 1987 until its liquidation in November 1995. He was Chief Financial Officer of Equality Specialties, Inc. ("Equality"), a subsidiary of Great American, from August 1994 to April 1995.

(d) FAMILY RELATIONSHIPS

   There are no family relationships among any of the foregoing directors and officers.

(f) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

   With the exception of the bankruptcy matter disclosed under Items 10 (a), (b) and (e), there are no involvements in certain legal proceedings among any of the foregoing directors and officers.

ITEM 11. EXECUTIVE COMPENSATION

(a,b & d) As stated in Item 10, the Partnership has no officers or directors. Neither the General Partner, nor any director or officer of the General Partner, received any direct remuneration from the Partnership during the year ended December 31, 1998. However, the General Partner and its Affiliates do compensate the directors and officers of the General Partner.

For additional information see Item 13 (a) Certain Relationships and Related Transactions.

(e)  None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) As of March 1, 1999, no person of record owned or was known by the Partnership to own beneficially more than 5% of the Partnership's 45,737 Units then outstanding.

(b) The Partnership has no directors or executive officers as of March 1, 1999. The executive officers and directors of First Capital Financial Corporation, the General Partner, did not own any Units.

(c)  None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) Affiliates of the General Partner provided leasing, supervisory and property management services to the Partnership. Compensation for these property management services may not exceed 6% of the gross receipts from the property being managed where the General Partner or Affiliates provided leasing, re-leasing, and/or leasing related services, or 3% of gross receipts where the General Partner or Affiliates do not perform leasing, re-leasing, and/or leasing related services for a particular property. For the year ended December 31, 1998, these Affiliates were entitled to leasing and property management fees of $31,300. In addition, other Affiliates of the General Partner were entitled to receive $24,000 for fees, compensation and reimbursements from the Partnership for personnel, mailing, insurance and other miscellaneous services. Compensation for these services are on terms which the General Partner believes are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. A total of $2,100 of these amounts was due to Affiliates as of December 31, 1998.

     Subsequent to May 16, 1986, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement) as its Partnership Management Fee. This fee is to be paid on a quarterly basis and any amounts not paid in any year may be deferred and paid in subsequent years subject to certain limitations set forth in the Partnership Agreement.

     In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner and, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to all Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the positive balance in its Capital Account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and third, the balance, if any, to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale Proceeds from the transaction to all Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the year ended December 31, 1998, the General Partner was paid a Partnership Management Fee of $142,300, and was allocated Net Profits of $293,200 which included $150,900 from the sale of two Partnership properties.

(b) Rosenberg & Liebentritt, P.C. ("Rosenberg"), serves as legal counsel to the Partnership, the General Partner and certain of their Affiliates. Donald J. Liebentritt, Vice President, is a Principal and Chairman of the Board of Rosenberg. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. Total legal fees earned by Rosenberg for the year ended December 31, 1998 were $14,900.

(c)  No management person is indebted to the Partnership.

(d)  None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a,c & d) (1,2 & 3) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b) Reports on Form 8-K:

    A report filed on October 6, 1998 on Form 8-K reporting the sale of Holiday.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 3

                              BY:  FIRST CAPITAL FINANCIAL CORPORATION
                                   GENERAL PARTNER

Dated: March 26, 1999         By:  /s/        DOUGLAS CROCKER II
       --------------              -----------------------------------------
                                              DOUGLAS CROCKER II
                                       President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DOUGLAS CROCKER II         March 26, 1999      President, Chief Executive Officer and
-------------------------      --------------      Director of the General Partner
    DOUGLAS CROCKER II

/s/ SHELI Z. ROSENBERG         March 26, 1999      Director of the General Partner
-------------------------      --------------
    SHELI Z. ROSENBERG

/s/ DONALD J. LIEBENTRITT      March 26, 1999      Vice President
-------------------------      --------------
    DONALD J. LIEBENTRITT

/s/ NORMAN M. FIELD            March 26, 1999      Vice President - Finance and Treasurer
-------------------------      --------------
    NORMAN M. FIELD

             INDEX OF FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

               FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

                                                                     Pages
                                                               -----------------
Report of Independent Auditors                                        A-2

Balance Sheets as of December 31, 1998 and 1997                       A-3

Statements of Partners' Capital for the Years Ended
  December 31, 1998, 1997 and 1996                                    A-3

Statements of Income and Expenses for the Years Ended
  December 31, 1998, 1997 and 1996                                    A-4

Statements of Cash Flows for the Years Ended
  December 31, 1998, 1997 and 1996                                    A-4

Notes to Financial Statements                                      A-5 to A-7

SCHEDULES FILED AS PART OF THIS REPORT

All schedules have been omitted as inapplicable, or for the reason that the required information is shown in the financial statements or notes thereto.

EXHIBITS FILED AS PART OF THIS REPORT

EXHIBITS (3 & 4) First Amended and Restated Certificate and Agreement of Limited Partnership as set forth on pages A-1 through A-33 of the Partnership's definitive Prospectus dated January 17, 1985; as supplemented through March 4, 1986, Registration Statement No. 2-94419, filed pursuant to Rule 424 (b), is incorporated herein by reference.

EXHIBIT (10) Material Contracts

Real Estate Sale Agreement and Closing Documents for the sale of Holiday Office Park North and South filed as an exhibit to the Partnership's Report on Form 8-K filed on October 6, 1998 is incorporated herein by reference.

Real Estate Sale Agreement and Closing Documents for the sale of Ellis Building filed as an exhibit to the Partnership's Report on Form 8-K filed on September 8, 1998 is incorporated herein by reference.

Purchase and Sale Agreement and Closing Documents for the sale of Park Plaza Professional Building filed as an exhibit to the Partnership's report on Form 8-K filed on December 30, 1997 is incorporated herein by reference.

EXHIBIT (13) Annual Report to Shareholders

The 1997 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

EXHIBIT (27) Financial Data Schedule

                        REPORT OF INDEPENDENT AUDITORS



Partners
First Capital Institutional Real Estate, Ltd. - 3
Chicago, Illinois


We have audited the accompanying balance sheets of First Capital Institutional Real Estate, Ltd. - 3 as of December 31, 1998 and 1997, and the related statements of income and expenses, partners' capital and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Institutional Real Estate, Ltd. - 3 at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                       Ernst & Young LLP


Chicago, Illinois
February 26, 1999

BALANCE SHEETS
December 31, 1998 and 1997
(All dollars rounded to nearest 00s)

                                                    1998        1997
-------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                            $           $   860,000
 Buildings and improvements                                    5,464,700
-------------------------------------------------------------------------
                                                               6,324,700
 Accumulated depreciation and amortization                    (2,437,500)
-------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                                3,887,200
Cash and cash equivalents                         18,390,000  13,336,700
Restricted cash                                                  100,000
Rents receivable                                       4,300      11,600
Due from Affiliates                                    1,100
Investment in joint venture                                    5,311,400
Other assets                                          15,000      56,600
-------------------------------------------------------------------------
                                                 $18,410,400 $22,703,500
-------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses           $    90,700 $   163,900
 Due to Affiliates                                                73,000
 State income tax payable                             75,300
 Security deposits                                                26,400
 Other liabilities                                     3,300      52,800
 Distributions payable                            13,528,500   8,474,000
-------------------------------------------------------------------------
                                                  13,697,800   8,790,100
-------------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                            14,400    (136,500)
 Limited Partners
  (45,737 Units issued and outstanding)            4,698,200  14,049,900
-------------------------------------------------------------------------
                                                   4,712,600  13,913,400
-------------------------------------------------------------------------
                                                 $18,410,400 $22,703,500
-------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 1998, 1997 and 1996
(All dollars rounded to nearest 00s)

                                       General     Limited
                                       Partner    Partners       Total
--------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1996                      $(183,300) $25,923,100  $25,739,800
Net income for the year ended
 December 31, 1996                      213,400    1,145,500    1,358,900
Distributions for the year ended
 December 31, 1996                     (213,400)  (3,921,000)  (4,134,400)
--------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1996                     (183,300)  23,147,600   22,964,300
Net income for the year ended
 December 31, 1997                      189,100    1,124,000    1,313,100
Distributions for the year ended
 December 31, 1997                     (142,300) (10,221,700) (10,364,000)
--------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1997                     (136,500)  14,049,900   13,913,400
Net income for the year ended
 December 31, 1998                      293,200    5,101,700    5,394,900
Distributions for the year ended
 December 31, 1998                     (142,300) (14,453,400) (14,595,700)
--------------------------------------------------------------------------
Partners' capital, December 31, 1998  $  14,400  $ 4,698,200  $ 4,712,600
--------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 1998, 1997 and 1996
(All dollars rounded to nearest 00s except per Unit amounts)

                                            1998         1997         1996
-------------------------------------------------------------------------------
Income:
 Rental                                  $   795,700  $ 2,846,600  $ 3,074,700
 Interest                                    701,900      298,700      446,700
 Net gain on sales of property             2,982,200      183,500
-------------------------------------------------------------------------------
                                           4,479,800    3,328,800    3,521,400
-------------------------------------------------------------------------------
Expenses:
 Depreciation and amortization               159,500      701,100      723,200
 Property operating:
  Affiliates                                  31,700      210,300      178,800
  Nonaffiliates                              186,700      588,200      639,200
 Real estate taxes                            55,800      301,400      334,100
 Insurance-Affiliate                           6,800       27,200       36,500
 Repairs and maintenance                     159,400      463,800      448,900
 General and administrative:
  Affiliates                                  19,400       19,400       36,200
  Nonaffiliates                              117,600      127,900      148,900
-------------------------------------------------------------------------------
                                             736,900    2,439,300    2,545,800
-------------------------------------------------------------------------------
Income before income from participation
 in joint venture                          3,742,900      889,500      975,600
Income from participation in joint
 venture
 Operations                                  295,200      428,400      403,100
 Gain on sale of property                  1,439,100
 State income tax expense                    (82,300)      (4,800)     (19,800)
-------------------------------------------------------------------------------
Net income                               $ 5,394,900  $ 1,313,100  $ 1,358,900
-------------------------------------------------------------------------------
Net income allocated to General Partner  $   293,200  $   189,100  $   213,400
-------------------------------------------------------------------------------
Net income allocated to Limited
 Partners                                $ 5,101,700  $ 1,124,000  $ 1,145,500
-------------------------------------------------------------------------------
Net income allocated to Limited
 Partners per Unit (45,737 Units
 outstanding)                            $    111.54  $     24.58  $     25.05
-------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 1998, 1997 and 1996
(All dollars rounded to nearest 00s)

                                            1998         1997         1996
-------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                              $ 5,394,900  $ 1,313,100  $ 1,358,900
 Adjustments to reconcile net income to
  net cash provided
  by operating activities:
  Depreciation and amortization              159,500      701,100      723,200
  (Income) from participation in joint
   venture                                (1,652,000)    (423,600)    (383,300)
  Net gain on sales of property           (2,982,200)    (183,500)
  Changes in assets and liabilities:
   Decrease (increase) in rents
    receivable                                 7,300       34,100      (16,100)
   Decrease (increase) in other assets        41,600      (31,300)     (12,700)
   (Decrease) in accounts payable and
    accrued expenses                         (73,200)    (228,400)     (77,000)
   Increase in state income tax payable       75,300
   (Decrease) in due to Affiliates           (74,100)      (1,600)     (21,300)
   (Decrease) increase in other
    liabilities                              (49,500)       5,300       43,100
-------------------------------------------------------------------------------
    Net cash provided by operating
     activities                              847,600    1,185,200    1,614,800
-------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from the sales of property       6,714,000    8,960,300
 Payments for capital and tenant
  improvements                                (4,100)    (241,800)    (321,400)
 Distributions from (contributions to)
  joint venture, net                       6,963,400      965,000      (44,900)
 Decrease (increase) in restricted cash      100,000                   (37,500)
-------------------------------------------------------------------------------
    Net cash provided by (used for)
     investing activities                 13,773,300    9,683,500     (403,800)
-------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners           (9,541,200)  (2,245,700)  (4,490,200)
 (Decrease) increase in security
  deposits                                   (26,400)     (35,500)       6,200
-------------------------------------------------------------------------------
    Net cash (used for) financing
     activities                           (9,567,600)  (2,281,200)  (4,484,000)
-------------------------------------------------------------------------------
Net increase (decrease) in cash and
 cash equivalents                          5,053,300    8,587,500   (3,273,000)
Cash and cash equivalents at the
 beginning of the year                    13,336,700    4,749,200    8,022,200
-------------------------------------------------------------------------------
Cash and cash equivalents at the end of
 the year                                $18,390,000  $13,336,700  $ 4,749,200
-------------------------------------------------------------------------------

                                                                               4
    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
December 31, 1998

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

The Partnership has disposed of its real estate properties. Upon resolution of the post closing matters related to the sale of the Partnership's properties, the Partnership will make a liquidating distribution and dissolve.

In 1998, the Company adopted Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", which was effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public business enterprises report information about operating segments and major customers in their annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports in the second year of application. The Partnership has one reportable segment as the Partnership is in the disposition phase of its life cycle, wherein it is seeking to resolve post-closing matters relating to properties sold by the Partnership. The adoption of Statement 131 did not affect the results of operations or financial position.

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

Investment in joint venture includes the recording of the Partnership's interest, under the equity method of accounting, in a joint venture, with an Affiliated partnership. The joint venture acquired a preferred majority interest in a limited partnership with the seller of the Lansing, Michigan property ("Holiday"). Under the equity method of accounting, the Partnership recorded its initial interest at cost and adjusts its investment account for its share of income or loss and distributions of cash flow (as defined in the limited partnership agreement). During 1998, Holiday was sold and the remaining assets and liabilities of the limited partnership were distributed to the Partnership. In December 1998 the limited partnership was dissolved.

The Partnership is not liable for federal income taxes as the Partners recognize their proportionate share of the Partnership's income or loss on their income tax returns; therefore, no provision for federal income taxes is made in the financial statements of the Partnership. It is not practicable for the Partnership to determine the aggregate tax bases of the Limited Partners; therefore, the disclosure of the difference between the tax bases and the reported assets and liabilities of the Partnership would not be meaningful.

Commercial rental properties were recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts allocated to land) on the straight-line method over their estimated useful lives. Lease acquisition fees were recorded at cost and amortized on the straight-line method over the life of each respective lease. Maintenance and repair costs were expensed against operations as incurred; expenditures for improvements were capitalized to the appropriate property accounts and depreciated on the straight-line method over the estimated life of such improvements.

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

Certain reclassifications have been made to the previously reported 1997 and 1996 financial statements in order to provide comparability with the 1998 financial statements. The reclassifications have no effect on net income or Partners' Capital (deficit).

The Partnership's financial statements include financial instruments, including receivables, trade liabilities and investment in joint venture. The Partnership considers the disclosure of the fair value of its investment in joint venture to be impracticable due to the illiquid nature of its investment. The fair value of financial instruments, including cash and cash equivalents, was not materially different from their carrying value at December 31, 1998 and 1997.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to May 16, 1986, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner and, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to all Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the positive balance in its Capital Account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and third, the balance, if any, to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale Proceeds from the transaction to all Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the year ended December 31, 1998, the General Partner was paid a Partnership Management Fee of $142,300 and was allocated Net Profits of $293,200 which included $150,900 from the sale of two of the Partnership's properties. For the year ended December 31, 1997, the General Partner was paid a Partnership Management Fee of $142,300 and was allocated Net Profits of $189,100 which included $46,800 from the sale of two of the Partnership's properties. For the year ended December 31, 1996, the General Partner was paid a Partnership Management Fee and was allocated Net Profits of $213,400.

Fees and reimbursements paid and payable/(receivable) by the Partnership to Affiliates during the years ended December 31, 1998, 1997 and 1996 were as follows:

                                    For the Years Ended December 31,
                           ---------------------------------------------------
                                 1998              1997             1996
                           ----------------  ---------------- ----------------
                             Paid   Payable    Paid   Payable   Paid   Payable
------------------------------------------------------------------------------
Property management and
 leasing fees              $ 49,100 $(3,200) $205,900 $14,600 $191,600 $31,400
Real estate commissions
 (a)                           None    None      None  40,200     None  40,200
Reimbursement of property
 insurance premiums           6,800    None    27,200    None   36,500    None
Legal                        32,400    None    12,300  17,500    5,600     600
Reimbursement of
 expenses, at cost:
 --Accounting                 9,200   1,400    11,300     500   27,200   2,000
 --Investor communication     6,600     700     6,500     200   11,800     400
 --Other                       None    None      None    None      200    None
------------------------------------------------------------------------------
                           $104,100 $(1,100) $263,200 $73,000 $272,900 $74,600
------------------------------------------------------------------------------

The variance between amounts listed in this table and the Statement of Income and Expenses is due to capitalized legal costs.

(a) As of December 31, 1997, $40,200 was due to the General Partner for real estate commissions earned in connection with the sales of Partnership properties. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partner or any Affiliate a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow, as defined in the Partnership Agreement, which has been distributed to the Limited Partners from the initial investment date) of 6% simple interest per annum on their Capital Investment. During the year ended December 31, 1998, following the sale of the Partnership's last property, it was determined that the requirement would not be fulfilled and, accordingly, the liability was written off and reported as a gain on sale of property.

On site property management for the Partnership's properties was provided by an Affiliate of the General Partner for a fee equal to 3% of gross rents received from the properties. The Affiliate was entitled to leasing fees equal to 3% of gross rents received, reduced by leasing fees paid to third parties up to but not exceeding the 3% leasing fee.

3. INCOME TAX:

The Partnership utilizes the accrual method of accounting for both tax reporting and financial statement purposes. Financial statement results will differ from tax results due to the use of differing depreciation lives and methods, the recognition of rents received in advance as taxable income, the use of differing methods in computing the gain on sale of property and the

Partnership's provisions for value impairment. Net income for tax reporting purposes was $2,168,000 for the year ended December 31, 1998.

4. PROPERTY SALES:

On September 22, 1998, the joint venture in which the Partnership owns a 50% interest, treated on the equity method, consummated the sale of its property, Holiday Office Park North and South, located in Lansing, Michigan for a sale price of $13,500,000. The Partnership's share of Sale Proceeds from this transaction was $6,526,900, which was net of closing expenses. The Partnership recorded a gain of $1,439,100 for financial reporting purposes in connection with this sale and distributed $6,499,700 or $142.11 per Unit, on February 28, 1999 to Limited Partners of record as of September 22, 1998. The Partnership reported a (loss) for tax reporting purposes of $(367,300) for the year ended December 31, 1998 in connection with this sale.

On August 21, 1998, a joint venture in which the Partnership owns a 50% interest consummated the sale of the Ellis Building, located in Sarasota, Florida for a sale price of $13,875,000. The Partnership's share of Sale Proceeds from this transaction was $6,673,800, which was net of closing expenses. The Partnership recorded a gain of $2,942,000 for financial reporting purposes in connection with this sale and distributed $6,673,000 or $145.90 per Unit, on February 28, 1999 to Limited Partners of record as of August 21, 1998. The Partnership reported a gain for tax reporting purposes of $1,525,100 for the year ended December 31, 1998 in connection with this sale.

On December 18, 1997, a joint venture in which the Partnership owned a 50% interest consummated the sale of Park Plaza Professional Building, located in Houston, Texas. The sale price was $16,900,000. The Partnership's share of Sale Proceeds from this transaction was $8,140,000, which was net of closing expenses. The Partnership reported a loss of $61,900 for financial reporting purposes in connection with this sale and distributed $8,118,300 or $177.50 per Unit, on May 31, 1998 to Limited Partners of recorded as of December 18, 1997. The Partnership reported a loss for tax reporting purposes of $(2,606,400) for the year ended December 31, 1997 in connection with this sale.

On February 18, 1997, the joint venture in which the Partnership owned a 25% interest consummated the sale of 3120 Southwest Freeway Office Building, located in Houston, Texas. The sale price was $3,425,000. The Partnership's share of Sale Proceeds from this transaction was $820,300, which was net of closing expenses. The Partnership recorded a gain of $245,400 for financial reporting purposes in connection with this sale and distributed $822,800 or $17.99 per Unit, on May 31, 1997 to Limited Partners of record as of February 18, 1997. The Partnership reported a (loss) for tax reporting purposes of $(165,800) for the year ended December 31, 1997 in connection with this sale.

The above transactions, with the exception of post-closing sale matters, were all-cash sales, with no further involvement on the part of the Partnership.

5. STATE INCOME TAX EXPENSE:

State income tax expense is comprised substantially of tax imposed by the State of Michigan on taxable income.

7