Form 10-Q
period 1999-03-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 3
filed 1999-05-13
CIK 757528

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the period ended                     March 31, 1999
                         -------------------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from                       to
                                   ---------------------    --------------------

Commission File Number                                 0-14122
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       ----      ----

Documents incorporated by reference:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the definitive Prospectus dated January 17, 1985, included in the Registrant's Registration Statement on Form S-11, is incorporated herein by reference in Part I of this report.

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                            March 31,
                              1999     December 31,
                           (Unaudited)     1998
---------------------------------------------------
ASSETS
Cash and cash equivalents   4,862,200   18,390,000
Rents receivable                4,300        4,300
Due from Affiliates, net                     1,100
Other assets                   19,000       15,000
---------------------------------------------------
                           $4,885,500  $18,410,400
---------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and
  accrued expenses         $   28,100  $    90,700
 State income tax payable                   75,300
 Due to Affiliates, net         1,300
 Distributions payable                  13,528,500
 Other liabilities              3,300        3,300
---------------------------------------------------
                               32,700   13,697,800
---------------------------------------------------
Partners' capital:
 General Partner               15,800       14,400
 Limited Partners (45,737
  Units issued and
  outstanding)              4,837,000    4,698,200
---------------------------------------------------
                            4,852,800    4,712,600
---------------------------------------------------
                           $4,885,500  $18,410,400
---------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 1999 (Unaudited) and the year ended December 31, 1998
(All dollars rounded to nearest 00s)

                                          General      Limited
                                          Partner     Partners       Total
------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1998                                    $ (136,500) $14,049,900  $13,913,400
Net income for the year ended December
 31, 1998                                   293,200    5,101,700    5,394,900
Distributions for the year ended
 December 31, 1998                         (142,300) (14,453,400) (14,595,700)
------------------------------------------------------------------------------
Partners' capital, December 31, 1998         14,400    4,698,200    4,712,600
Net income for the quarter ended
 March 31, 1999                               1,400      138,800      140,200
------------------------------------------------------------------------------
Partners' capital, March 31, 1999        $   15,800  $ 4,837,000  $ 4,852,800
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                             1999      1998
-----------------------------------------------------------------------------
Income:
 Rental                                                    $         $314,200
 Interest                                                   147,800   184,500
-----------------------------------------------------------------------------
                                                            147,800   498,700
-----------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                                         60,000
 Property operating:
  Affiliates                                                    200    16,500
  Nonaffiliates                                               5,800    84,600
 Real estate taxes                                           (1,300)   23,600
 Insurance--Affiliate                                                   3,100
 Repairs and maintenance                                        200    49,400
 General and administrative:
  Affiliates                                                  7,400     5,900
  Nonaffiliates                                              (4,700)   37,700
-----------------------------------------------------------------------------
                                                              7,600   280,800
-----------------------------------------------------------------------------
Net income before income from participation in joint
 venture                                                    140,200   217,900
Income from participation in joint venture                            110,000
-----------------------------------------------------------------------------
Net income                                                 $140,200  $327,900
-----------------------------------------------------------------------------
Net income allocated to General Partner                    $  1,400  $ 35,600
-----------------------------------------------------------------------------
Net income allocated to Limited Partners                   $138,800  $292,300
-----------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (45,737
 Units outstanding)                                        $   3.03  $   6.39
-----------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s)

                                                        1999         1998
------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                         $    140,200  $   327,900
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                        60,000
  (Income) from participation in joint venture                       (110,000)
  Changes in assets and liabilities:
   Decrease in rents receivable                                           400
   (Increase) decrease in other assets                    (4,000)      14,900
   (Decrease) in accounts payable and accrued
    expenses                                             (62,600)     (34,100)
   Increase in due to/from Affiliates                      2,400        2,100
   (Decrease) in state income tax payable                (75,300)
   Increase in other liabilities                                        5,600
------------------------------------------------------------------------------
    Net cash provided by operating activities                700      266,800
------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements                            (800)
 (Increase) in investments in debt securities                      (9,896,900)
 Decrease in restricted cash                                           50,000
 Distributions received from joint venture                            315,500
------------------------------------------------------------------------------
    Net cash (used for) investing activities                       (9,532,200)
------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                      (13,528,500)    (355,700)
 Increase in security deposits                                          2,400
------------------------------------------------------------------------------
    Net cash (used for) financing activities         (13,528,500)    (353,300)
------------------------------------------------------------------------------
Net (decrease) in cash and cash equivalents          (13,527,800)  (9,618,700)
Cash and cash equivalents at the beginning of the
 period                                               18,390,000   13,336,700
------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period  $  4,862,200  $ 3,718,000
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 1999

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the three months ended March 31, 1999 are not necessarily indicative of the operating results for the year ending December 31, 1999.

The financial statements include the Partnership's 50% interest in a joint venture with an Affiliated partnership. This joint venture was formed for the purpose of acquiring a 100% interest in certain real property and until its August 1998 sale was operated under the common control of the General Partner. Accordingly, the Partnership's pro rata share of the ventures' revenues, expenses, assets, liabilities and Partners' capital is included in the financial statements.

Investment in joint venture includes the recording of the Partnership's interest, under the equity method of accounting, in a joint venture with an Affiliated partnership. The joint venture acquired a preferred majority interest in a limited partnership with the seller of the Lansing, Michigan property ("Holiday"). Under the equity method of accounting, the Partnership recorded its initial interest at cost and adjusted its investment account for its share of Holiday's income or loss and its distributions of cash flow (as defined by the limited partnership agreement). During 1998, Holiday was sold and the limited partnership was dissolved.

The Partnership has one reportable segment as the Partnership is in the disposition phase of its life cycle, wherein it is seeking to resolve post-closing matters relating to properties sold by the Partnership.

Cash equivalents are considered all highly liquid investments with maturities of three months or less when purchased.

Reference is made to the Partnership's Annual Report for the year ended December 31, 1998 for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' (deficit) capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to May 16, 1986, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner and, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to all Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the positive balance in its Capital Account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and third, the balance, if any, to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale Proceeds from the transaction to all Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the three months ended March 31,1999 the General Partner was allocated Net Profits of $1,400 and paid no Partnership Management Fee. For the three months ended March 31, 1998 the General Partner was paid a Partnership Management Fee and was allocated Net Profits of $35,600.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the three months ended March 31, 1999 were as follows:

                                      Paid  Payable
---------------------------------------------------
Legal                                $2,500   None
Reimbursement of expenses, at cost:
 --Accounting                         2,900 $  700
 --Investor communications            2,900    600
---------------------------------------------------
                                     $8,300 $1,300
---------------------------------------------------

3. SPECIAL DISTRIBUTIONS:

On February 28, 1999, the Partnership distributed Sale Proceeds totaling $13,172,700 or $288.01 per Unit to Limited Partners of record as of the closing dates of the sales of Ellis Building and Holiday. For additional information related to these sales and distributions, see Note 4 of Notes to Financial Statements in the Partnership's Annual Report for the year ended December 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's Annual Report for the year ended December 31, 1998 for a discussion of the Partnership's business.

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

The Partnership has substantially completed the disposition phase of its life cycle. During 1998, the Partnership sold its remaining property investments and is working towards resolution of post closing property sale matters.

OPERATIONS
The decrease in Partnership net income of $187,700 for the three months ended March 31, 1999 when compared to the three months ended March 31, 1998 was primarily the result of the absence of operating results in 1999 from the properties sold during 1998. Also contributing to the decrease was a decrease in interest earned on the Partnership's short-term investments, which was due to a decrease in the average amount of cash available for investment.

LIQUIDITY AND CAPITAL RESOURCES
The decrease in the Partnership's cash position of $13,527,800 for the three months ended March 31, 1999 was primarily the result of the Partnership's distributions of cash to Partners exceeding net cash provided by operating activities. Liquid assets (including cash and cash equivalents) of the Partnership as of March 31, 1999 are comprised of amounts held for the resolution of post closing sale matters.

The decrease in net cash provided by operating activities of $266,100 for the three months ended March 31, 1999 when compared to the three months ended March 31, 1998 was primarily due to the absence of results in 1999 from the properties sold in 1998, exclusive of depreciation and amortization, as previously discussed.

Net cash used for investing activities decreased by $9,532,200 for the three months ended March 31, 1999 when compared to the three months ended March 31, 1998. The decrease was due to an absence of investing activities for the three months ended March 1999.

The Partnership has no financial instruments for which there is material market risk.

Net cash used for financing activities increased by $13,175,200 for the three months ended March 31, 1999 when compared to the three months ended March 31, 1998. The increase was due to the special distributions of Sale Proceeds as further discussed below.

On August 21, 1998, a joint venture in which the Partnership owned a 50% interest completed the sale of Ellis. The Partnership distributed net sales proceeds of $6,673,000 or $145.90 per Unit on February 28, 1999 to Limited Partners of record as of August 21, 1998.

On September 22, 1998, the Partnership's investment in joint venture completed the sale of Holiday. The Partnership distributed net sales proceeds of $6,499,700 or $142.11 per Unit on February 28, 1999 to Limited Partners of record as of September 22, 1998.

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

With the sale of the Partnership's remaining properties, the General Partner is in the process of wrapping up the affairs of the Partnership. This process includes the resolution of all post closing property sale matters as well as an analysis of all Partnership wrap-up matters. At the conclusion of this process, the Partnership will establish a reserve to meet estimated wrap-up expenses as well as actual and contingent liabilities of the Partnership and make a liquidating distribution to its Partners. In line with reduced cash flow, following the sale of its remaining properties, distributions to Partners have been suspended until such time as final liquidating distributions are made.

                          PART II. OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K
-------       --------------------------------
              (a)  Exhibits:  None

              (b)  Reports on Form 8-K:

                   There were no reports filed on Form 8-K during the quarter ended March 31, 1999.

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

Date: May 13, 1999            By: /s/  DOUGLAS CROCKER II
      ------------                -------------------------------------
                                       DOUGLAS CROCKER II
                                  President and Chief Executive Officer

Date: May 13, 1999            By: /s/  NORMAN M. FIELD
      ------------                -------------------------------------
                                       NORMAN M. FIELD
                                  Vice President - Finance and Treasurer